Form 10KSB
period 2003-06-30
HORNBY INTERNATIONAL INC/CA
filed 2003-08-21
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 2003

                         Commission File Number 0-50236


                           HORNBY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


           DELAWARE                                               95-4708001
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


201 San Vicente Blvd, Suite 7, Santa Monica, CA                    90402
(Address of principal Executive Offices)                         (Zip Code)


                                 (310)393-3153
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended June 30, 2003.

As of June 30, 2003, the registrant had 1,121,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                               TABLE OF CONTENTS

PART I....................................................................  1
ITEM 1. DESCRIPTION OF BUSINESS...........................................  1
ITEM 2. DESCRIPTION OF PROPERTY...........................................  5
ITEM 3. LEGAL PROCEEDINGS.................................................  5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............  5

PART II ..................................................................  6
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  6
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.......................................  6
ITEM 7. FINANCIAL STATEMENTS .............................................  7
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
        FINANCIAL DISCLOSURE.............................................. 15

PART III.................................................................. 16
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 16
ITEM 10. EXECUTIVE COMPENSATION........................................... 17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 18
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................. 18
ITEM 14. CONTROLS AND PROCEDURES.......................................... 18
SIGNATURES................................................................ 19

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

We are currently a development stage company.

We intend to create an online proofreading and editing service that specializes in improving text of all forms: term papers, theses, manuscripts, novels, promotional literature, screenplays, marketing documents, etc. This service will specialize in proofreading, copyediting, structural editing and rewriting.
Professional writing services (copywriting) will also be available. A client's work can be evaluated and estimated via e-mail or fax and returned to them through the same vehicle. Management believes there is a tremendous demand for this service, whether a client is writing an important letter, academic paper or business proposal, professional editing makes their words and message sound better, work better and achieve the desired results.

We will assess the objective of the client's document and help them to achieve it by providing a variety of services, specifically tailored to the needs of the individual client. The types of services are as follows:

     Proofreading. This is the most basic service and involves the correction of errors in spelling, grammar, punctuation or usage and polishing the copy to ensure consistency of style and elimination of errors that undermine credibility and draw attention away from the client's ideas.

     Copyediting. This service involves refining details, changing poorly phrased sections of text and trimming away excess so that ideas flow more smoothly and effectively to ensure that the client's ideas are conveyed concisely.

     Structural Editing. This service involves reworking logic, verbiage and the organization of a document to ensure that it is presented appropriately for the intended audience to maximize impact.

     Rewriting. If a client requests a text edit and we judge the material to be too problematic we may present them with the option of having the text rewritten. Utilizing the original text as the source of ideas and information we will rewrite the document, developing content that is logical and accurate, transforming it into a well-structured and easy-to-read presentation of the original idea.

     Copywriting. This is a professional writing service, rather than a "repair" service. In addition to the client's general idea, existing notes and background information, we will also do our own research to prepare a complete well-written document.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

The client will send potential work to Hornby utilizing our web site, www.hornbyexpress.com, e-mail or fax. We will assess the work and choose the service, which we feel best, meets the needs of the client. Upon client approval of the services and associated fees, we will make the necessary corrections and send the work back to the client via fax or e-mail. For clients in the Los Angeles or New York Metro areas, a messenger service can be used for large jobs or upon request. We will also offer maintenance contracts to handle rapid changes to documents that are modified frequently.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

Hornby International has no new product or service planned or announced to the public.

COMPETITION AND COMPETITIVE POSITION

While there are many companies in the editing field, there are relatively few competitive services located on the Internet. Management believes it is through the Internet that this service will be most successful as it allows easy and cost-effective access between Hornby and the client. We are not aware of any significant barriers to our entry into the online editing/proofreading market, however, at this time, we have no sales or share of this market.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We will utilize our management's background to offer our proofreading/editing service on the Internet without the use of major suppliers of raw materials.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Hornby International will not depend on any one or a few major customers. We intend to utilize our management's experience to make our services easily accessible via web search engines as well as direct advertising to target audiences including:

     Advertising Agencies
     Undergraduate and Graduate Students
     Faculty & Instructors
     Authors
     Law Firms
     Business Professionals

The company will advertise in periodicals, which cater to writers of all sorts such as Poets & Writers and Filmmaker's Magazine. Students and faculty will be targeted through university newspapers such as UCLA Bruin and NYU Gazette.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans to apply for registrations such as patents, trademarks, additional copyrights, franchises, concessions, and royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

Hornby International is not required to apply for or have any government approval for its products or services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Hornby International is not aware of any federal laws and regulations that would have an adverse effect directly or indirectly on its operations.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Hornby International has not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Hornby International is not aware of any environmental regulations that could directly effect its operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

Hornby's two employees, its two directors, one of which is sole officer, will devote as much time as the board of directors determines is necessary to manage the affairs of the company. The officer intends to work on a full time basis when we raise capital per our business plan. Our business plan calls for hiring two new full-time employees during the next twelve months.

RISKS

Investors in Hornby International should carefully consider the following risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY. THIS WILL MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

     Investors should carefully evaluate any investment in our company due to the inherent risks, expenses, delays, and difficulties that will likely be a part of our development. As we are implementing a business plan with no near-term revenues, we expect to incur net losses in the foreseeable future.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR HORNBY INTERNATIONAL, WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

HORNBY INTERNATIONAL HAS NO SALES, PROVEN MARKET, OR CONSUMER DEMAND. WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a proven market for our services means that the true market for this service may be minor or nonexistent. This could result in little or no sales.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE CASH OF $150,000. WITHOUT THIS FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     We require new funding of $150,000 in order to implement our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

OUR COMPETITORS HAVE BEEN IN BUSINESS LONGER THEN WE HAVE AND HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO. SHOULD WE BE UNABLE TO ACHIEVE ENOUGH CUSTOMER MARKET SHARE IN OUR INDUSTRY, WE MAY EXPERIENCE LOWER LEVELS OF REVENUE THAN OUR BUSINESS PLAN ANTICIPATES.

     In our development stage, we will have size and market share disadvantages as we attempt to implement our marketing plan. We plan to market it by Internet and direct advertising, utilizing the services of a marketing manager. However, we may be unsuccessful in achieving our sales goals and market share and, therefore, be unable to ever become a competitive force in our industry.

THERE IS NO CURRENT PUBLIC MARKET FOR OUR SECURITIES. WE HAVE NO CURRENT PUBLIC OFFERING AND NO PROPOSED PUBLIC OFFERING OF OUR EQUITY. AS OUR STOCK IS NOT PUBLICLY TRADED, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     We are not registered on any public stock exchange; however, we plan to file for trading on the OTC Electronic Bulletin Board. We do not know when we will be able to file for trading, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

OUR SOLE OFFICER BENEFICIALLY OWNS 89% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF SHE CHOOSES TO SELL HER SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR STOCK.

     Due to the controlling amount of our officer and director's share ownership in our company, if she decides to sell her shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If our officer and director decides to sell any of her common stock, she will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of directors and officers (affiliates) to sell their shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

OUR CURRENT OFFICER, MAUREEN BROGAN, AND OUR CURRENT DIRECTORS, MAUREEN BROGAN AND ELAINE SULIMA, ARE THE SOLE OFFICER AND DIRECTORS OF THE COMPANY AND AT THE SAME TIME ARE INVOLVED IN OTHER BUSINESS ACTIVITIES. HORNBY'S NEEDS FOR THEIR TIME AND SERVICES COULD CONFLICT WITH THEIR OTHER BUSINESS ACTIVITIES. THIS POSSIBLE CONFLICT OF INTEREST COULD RESULT IN THEIR INABILITY TO PROPERLY MANAGE HORNBY'S AFFAIRS, RESULTING IN OUR REMAINING A SMALL COMPANY WITH NO MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     We have not formulated a plan to resolve any possible conflicts that may arise between our needs for Ms. Brogan and Ms. Sulima's services and their other business responsibilities.

IF WE BECOME LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN OUR SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     The Securities and Exchange Commission Rule 15g-9 established the definition of a "penny stock", for the purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be fewer purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.

ITEM 2 - DESCRIPTION OF PROPERTY

Hornby does not have any property and at this time has no agreements to acquire any property. The company currently is provided sufficient space to do its present business by a director. Going forward, we plan to use the offices at no cost. Both parties have agreed to continue this arrangement until we begin operations and/or generate revenue.

ITEM 3 - LEGAL PROCEEDINGS

We are unaware of any litigation pending, threatened or contemplated, or unsatisfied judgments against us, or any proceedings in which the company is a party. We know of no legal actions pending or threatened or judgment against any officer or director of the company in her capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended June 30, 2003.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for our Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. If and when our securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. We plan to have our securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. We plan to contact a market maker for sponsorship of our securities on the NASD OTC Bulletin Board or on what is commonly known as the "pink sheets" of the National Quotation Bureau. No assurance can be given that any of the above events will occur.

Hornby has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hornby International's cash balance as of June 30, 2003 is $185. With relatively little remaining company cash, we may be required to rely upon our officer and directors, who have verbally agreed to provide minimal funding we need until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

We have received a going concern opinion on our financial statements that raises substantial doubt as to our ability to continue as a going concern. As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

As of the date of this filing, we have taken the following steps: developed our business plan, set up our web site, and began to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We then intend to contact a market maker to obtain a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board. We believe we will be able to complete that process by December 2003. Our business plan includes a need for cash of $150,000 by October 2003. At this time, while we have decided to seek funding through the sale of additional equity securities, we have not determined a source of this cash. Beginning in October 2003, in order to offer our services, management estimates we will need to hire one writer/proofreader at a cost of $3,000 per month, purchase additional computer and furniture fixed assets in October for $25,000, budget $2,000 per month for operating expenses, further develop our website at a cost of $20,000, and hire one office assistant in December at a cost of $2,000 per month.

We will only be able to implement our business plan if we receive funding. We plan to raise $150,000 in funding and intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until March 2004. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for minimal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International.

In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

We plan to purchase approximately $25,000 in furniture, computers, and software during the next twelve months. Our business plan provides for us to hire two new employees during the next twelve months.

ITEM 7 - FINANCIAL STATEMENTS

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation



Armando C. Ibarra, C.P.A.       Members of the California Society of Certified
                                Public Accountants
Armando Ibarra, Jr., C.P.A., JD Members of the American Institute of Certified
                                Public Accountants
                                Members of the Better Business Bureau since 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hornby International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hornby International, Inc. as of June 30, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hornby International, Inc. as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Armando C. Ibarra, CPA-APC
----------------------------
Armando C. Ibarra, CPA-APC

August 1, 2003
Chula Vista, California


                      371 'E' Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of            As of
                                                                      June 30,         June 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

Current Assets
  Cash                                                                $    185         $    (10)
                                                                      --------         --------
Total Current Assets                                                       185              (10)
                                                                      --------         --------

      TOTAL ASSETS                                                    $    185         $    (10)
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                    $    825         $     50
  Loans payable                                                          6,998            3,881
                                                                      --------         --------
Total Current Liabilities                                                7,823            3,931
                                                                      --------         --------

      TOTAL LIABILITIES                                                  7,823            3,931

Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                         --               --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of June 30, 2003 and
   June 30, 2002, respectively.)                                           112              112
  Paid-in capital                                                       12,988           12,988
  Deficit accumulated during development stage                         (20,738)         (17,041)
                                                                      --------         --------
Total Stockholders' Equity (Deficit)                                    (7,638)          (3,941)
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    185         $    (10)
                                                                      ========         ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     August 26, 1998
                                                                                       (inception)
                                                Year Ended         Year Ended            through
                                                 June 30,           June 30,            June 30,
                                                   2003               2002                2003
                                               -----------         -----------         -----------
Revenues
  Revenues                                     $        --         $        --         $        --
                                               -----------         -----------         -----------

Total Revenues                                          --                  --                  --

General & Administrative Expenses                    3,697               2,094              20,738
                                               -----------         -----------         -----------

Total General & Administrative Expenses              3,697               2,094              20,738
                                               -----------         -----------         -----------

Net Loss                                       $    (3,697)        $    (2,094)        $   (20,738)
                                               ===========         ===========         ===========

Basic loss per share                           $     (0.00)        $     (0.00)
                                               ===========         ===========
Weighted average number of
 common shares outstanding                       1,121,000           1,121,000
                                               ===========         ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From August 26, 1998 (inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                             Common      Additional     During
                                              Common         Stock        Paid-in     Development
                                              Stock          Amount       Capital        Stage          Total
                                              -----          ------       -------        -----          -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                     1,000,000       $   100       $   900      $     --       $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                        121,000            12        12,088            --         12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                    (5,628)        (5,628)
                                            ---------       -------       -------      --------       --------
Balance, June 30, 1999                      1,121,000           112        12,988        (5,628)         7,472
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2000                                                                  (7,143)        (7,143)
                                            ---------       -------       -------      --------       --------
Balance, June 30, 2000                      1,121,000           112        12,988       (12,771)           329
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2001                                                                  (2,176)        (2,176)
                                            ---------       -------       -------      --------       --------
Balance, June 30, 2001                      1,121,000           112        12,988       (14,947)        (1,847)
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2002                                                                  (2,094)        (2,094)
                                            ---------       -------       -------      --------       --------
Balance, June 30, 2002                      1,121,000           112        12,988       (17,041)        (3,941)
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2003                                                                  (3,697)        (3,697)
                                            ---------       -------       -------      --------       --------
Balance, June 30, 2003                      1,121,000       $   112       $12,988      $(20,738)      $ (7,638)
                                            =========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     August 26, 1998
                                                                                       (inception)
                                                  Year Ended       Year Ended            through
                                                   June 30,         June 30,            June 30,
                                                     2003             2002                2003
                                                 -----------       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (3,697)         $ (2,094)           $(20,738)
  Amortization                                          --                --                 351
  (Increase) decrease in organization costs             --                --                (351)
  Increase (decrease) in accounts payable              775             2,060                 825
  Increase (decrease) in loans payable               3,117               100               6,998
                                                  --------          --------            --------
     Net cash provided by (used in) operating
      activities                                       195                66             (12,915)


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by (used in) investing
      activities                                        --                --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                          --                --                 112
  Additional paid-in capital                            --                --              12,988
                                                  --------          --------            --------
     Net cash provided by (used in) financing
      activities                                        --                --              13,100
                                                  --------          --------            --------

Net increase (decrease) in cash                        195                66                 185

Cash at beginning of year                              (10)              (18)                 --
                                                  --------          --------            --------

Cash at end of year                               $    185          $     48            $    185
                                                  ========          ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                   $     --          $     --            $     --
                                                  ========          ========            ========

  Income taxes paid                               $     --          $     --            $     --
                                                  ========          ========            ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on August 26, 1998, under the laws of the State of Delaware, as Hornby International, Inc. The Company is engaged in the business of online proofreading and editing services, including copyediting, rewriting, format correction and copyrighting. The Company has no operations and in accordance with SFAS # 7, the Company is considered a development stage company.

On August 26, 1998, the Company issued 1,000,000 shares of its $0.0001 par value common stock for cash of $1,000.

On February 17, 1999 the Company completed a public offerings that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the securities Act and Regulation D promulgated thereunder. The Company sold 121,000 shares of common stock at a price of $0.10 per share for a total amount raised of $12,100.

As of June 30, 2003 the Company had 1,121,000 shares of common stock outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a June 30, year-end.

b. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

d. Income Taxes

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

e. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective August 26, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 5. INCOME TAXES

                                                             As of June 30, 2003
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 3,111
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       3,111
     Valuation allowance                                            (3,111)
                                                                   -------
     Net deferred tax assets                                       $     0
                                                                   =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $ (5,628)
     1999 Net Operating Loss                                         (7,143)
     2000 Net Operating Loss                                         (2,176)
     2001 Net Operating Loss                                         (2,094)
     2002 Net Operating Loss                                         (3,697)
                                                                   --------
     Net Operating Loss                                            $(20,738)
                                                                   ========

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $ 20,738, which will expire 20 years from the date the loss was incurred.

NOTE 7. RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Armando C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  information  sets  forth  certain  information   concerning  the
Executive Officers and Directors of the Company as of June 30, 2003.

     Name            Age           Position                   Term of Office
     ----            ---           --------                   --------------
Maureen Brogan       41       Director, President,       Until annual meeting of
                              Sec., Treas.               the Stockholders

Elaine Sulima        40       Director

There are no other persons nominated or chosen to become Directors or Executive Officers, nor do we have any employees other than the above. There is no arrangement or understanding between any of our Directors or Officers pursuant to which they were elected to their office. The removal of a Director from the Board can be succeeded only by the following actions: (1) majority vote of the existing Directors; or (2) majority vote of the shareholders of record.

Resumes

Maureen Brogan, President, Treasurer, Secretary, and Director

Amgen, Inc.
Thousand Oaks, CA

2001 - Current

     Copy Manager/Senior Copywriter for Marketing Communications. Responsible for creating copy for print, video and audio including journal ads, brochures, corporate overview binders, visual aids, newsletters, trade show panels, videos and CDs.

TBWA/Chiat/Day, Advertising Agency
Los Angeles, CA

1996 - 2000

     Supervisor, Proofreading Department. Responsible for proofreading and Copy Editing of all copy from manuscript to velox stage. Broadcast and web site accounts/banners for clients including Nissan, Infiniti, Apple, Taco Bell and Sony PlayStation.

Rubin Postaer & Associates
Santa Monica, CA

1996

     Copy Editor providing proofreading and copy editing services to advertising agencies including Rubin Postaer & Associates, Ogilvy & Mather and Designory.

Team One Advertising
El Segundo, CA

1995

     Copy Editor providing proofreading and copy editing services.

Education

     New York University, BFA
     NYU & UCLA - Post-Graduate Writing Courses

Elaine Sulima, Director

Sutton Group Westhills Realty
Calgary, Alberta, Canada

1994 - Current

     Full-time real estate salesperson.

REMAX Realty
Calgary, Alberta, Canada

1985 - 1994

     Full-time real estate salesperson.

ITEM 10 - EXECUTIVE COMPENSATION

Hornby International's current officer receives no compensation. The current Board of Directors is comprised of Ms. Brogan and Ms. Sulima.

                           Summary Compensation Table

                                              Other
Name &                                       annual      Restricted                        All other
principal                                    compen-       stock      Options    LTIP       compen-
position      Year   Salary($)   Bonus($)    sation($)    awards($)     SARs   Payouts($)   sation($)
--------      ----   ---------   --------    ---------    ---------     ----   ----------   ---------
M. Brogan     2002      -0-        -0-         -0-          -0-          -0-      -0-          -0-
President     2003      -0-        -0-         -0-          -0-          -0-      -0-          -0-

E. Sulima     2002      -0-        -0-         -0-          -0-          -0-      -0-          -0-
President     2003      -0-        -0-         -0-          -0-          -0-      -0-          -0-

There are no current employment agreements between the company and its executive officer.

The officer and directors currently devote an immaterial amount of time to manage the affairs of the company. The directors and principal officer have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officer and the board of directors have determined that a minimum cash balance of not less than $10,000 will be necessary before officers may receive compensation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of Hornby International in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Hornby International's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Hornby's common stock through the most current date - June 30, 2003:

Title of          Name &                        Amount &              Percent
Class             Address                   Nature of owner            Owned
-----             -------                   ---------------            -----
Common   Maureen Brogan                      1,000,000 (a)              89%
         201 San Vicente Blvd., Suite 7
         Santa Monica, CA 90402

Total Shares Owned by Officers
& Directors as a Group                       1,000,000                  89%

----------
(a) Ms. Brogan purchased 1,000,000 shares of the company's common stock on August 26, 1998 for $1,000.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 26, 1998, the Company issued 1,000,000 common shares at $.001 per share to Maureen Brogan in consideration for $1,000.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     31.1   302 Certification of Chief Executive Officer
     31.2   302 Certification of Chief Financial Officer
     32.1   906 Certification of Chief Executive Officer
     32.2   906 Certification of Chief Financial Officer

ITEM 14 - CONTROLS AND PROCEDURES

Hornby's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-K (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Hornby had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Hornby's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBY INTERNATIONAL, INC.

By: /s/ Maureen Brogan
   ----------------------
   Maureen Brogan
   Director and President                               Dated August 20, 2003