Form 10QSB
period 2003-09-30
HORNBY INTERNATIONAL INC/CA
filed 2003-11-12
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2003

                         Commission File Number 0-50236


                           HORNBY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         95-4708001
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             201 San Vicente Blvd., Suite 7, Santa Monica, CA 90402
               (Address of Principal Executive Offices) (Zip Code)


                                  (310)393-3153
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,121,000 shares of Common Stock outstanding as of September 30, 2003.

                          PART 1 FINANCIAL INFORMATION

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of           As of
                                                                    September 30,      June 30,
                                                                        2003             2003
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    149         $    185
                                                                      --------         --------
TOTAL CURRENT ASSETS                                                       149              185
                                                                      --------         --------

      TOTAL ASSETS                                                    $    149         $    185
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $  1,225         $    825
  Loans payable (a related party)                                           --            6,998
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                1,225            7,823
                                                                      --------         --------

      TOTAL LIABILITIES                                                  1,225            7,823

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                         --               --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of June 30, 2003 and
   June 30, 2002, respectively.)                                           112              112
  Paid-in capital                                                       21,037           12,988
  Deficit accumulated during development stage                         (22,225)         (20,738)
                                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (1,076)          (7,638)
                                                                      --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    149         $    185
                                                                      ========         ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  August 26, 1998
                                           Three Months        Three Months        (inception)
                                              Ended               Ended              through
                                           September 30,       September 30,       September 30,
                                               2003                2002                2003
                                           -----------         -----------         -----------
REVENUES
  Revenues                                 $        --         $        --         $        --
                                           -----------         -----------         -----------

TOTAL REVENUES                                      --                  --                  --

GENERAL & ADMINISTRATIVE EXPENSES                1,487                  72              22,225
                                           -----------         -----------         -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES          1,487                  72              22,225
                                           -----------         -----------         -----------

NET LOSS                                   $    (1,487)        $       (72)        $   (22,225)
                                           ===========         ===========         ===========

BASIC LOSS PER SHARE                       $     (0.00)        $     (0.00)
                                           ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   1,121,000           1,121,000
                                           ===========         ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From August 26, 1998 (inception) through September 30, 2003
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                            Common      Additional      During
                                              Common        Stock        Paid-in      Development
                                              Stock         Amount       Capital         Stage          Total
                                              -----         ------       -------         -----          -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                     1,000,000       $   100       $   900      $     --       $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                        121,000            12        12,088            --         12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                    (5,628)        (5,628)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 1999                      1,121,000           112        12,988        (5,628)         7,472
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2000                                                                  (7,143)        (7,143)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,121,000           112        12,988       (12,771)           329
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2001                                                                  (2,176)        (2,176)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2001                      1,121,000           112        12,988       (14,947)        (1,847)
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2002                                                                  (2,094)        (2,094)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2002                      1,121,000           112        12,988       (17,041)        (3,941)
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2003                                                                  (3,697)        (3,697)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2003                      1,121,000       $   112       $12,988      $(20,738)      $ (7,638)
                                           ==========       =======       =======      ========       ========
Contributed Capital                                                         8,049                        8,049

Net loss, September 30, 2003                                                             (1,487)        (1,487)
                                           ----------       -------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2003                 1,121,000       $   112       $21,037      $(22,225)      $ (1,076)
                                           ==========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                  August 26, 1998
                                                Three Months     Three Months      (inception)
                                                   Ended            Ended            through
                                                September 30,    September 30,     September 30,
                                                    2003             2002              2003
                                                -----------      -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (1,487)         $    (72)         $(22,225)
  Increase (decrease) in accounts payable             400                --             1,225
  Increase (decrease) in loans payable             (6,998)              100                --
                                                 --------          --------          --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         (8,085)               28           (21,000)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                             --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of commons stock              --                --            13,100
  Contributed capital                               8,049             8,049
                                                 --------          --------          --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          8,049                --            21,149
                                                 --------          --------          --------

NET INCREASE (DECREASE) IN CASH                       (36)               28               149

CASH AT BEGINNING OF PERIOD                           185               (10)               --
                                                 --------          --------          --------

CASH AT END OF YEAR                              $    149          $     18          $    149
                                                 ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                  $     --          $     --          $     --
                                                 ========          ========          ========

  Income taxes paid                              $     --          $     --          $     --
                                                 ========          ========          ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

As of September 30, 2003 the Company had 1,121,000 shares of common stock outstanding.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

D. BASIC EARNINGS PER SHARE

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

E. ESTIMATES AND ADJUSTMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

F. INCOME TAXES

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

NOTE 5. RELATED PARTY TRANSACTION

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

NOTE 6. INCOME TAXES

                                                       As of September 30, 2003
                                                       ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 3,334
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       3,334
     Valuation allowance                                            (3,334)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $ (5,628)
     1999 Net Operating Loss                                         (7,143)
     2000 Net Operating Loss                                         (2,176)
     2001 Net Operating Loss                                         (2,094)
     2002 Net Operating Loss                                         (3,697)
     2003 Net Operating Loss (1st quarter)                           (1,487)
                                                                   ---------
     Net Operating Loss                                            $(22,225)
                                                                   =========

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $ 22,225, which will expire 20 years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2003

Our current cash balance is $149. Revenues were -0- for the quarter ending September 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $ 1,487 for the three months ended September 30, 2003 and $72 for the same period in 2002. Our business plan is for a proposed online proofreading and editing service specializing in proofreading, copyediting, structural editing, and rewriting. Professional writing services (copywriting) will also be available. A client's work will be evaluated, we will estimate our fees via e-mail or fax, and the finished work will be returned to the client through the same medium. Management has extensive experience in the editing and proofreading business and believes there is a viable market for our planned business services based upon the many existing editing and proofreading companies in the U.S. We believe whether a client is writing an important letter, academic paper or business proposal, professional editing makes their words and message sound better, work better and achieve their desired results. We believe our planned proofreading and editing expertise will enhance our clients ability to create high quality written materials for printed or digital purposes.

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

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. INCLUDED IN THE FOOTNOTES TO OUR FINANCIAL STATEMENTS IS A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

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

     We are not registered on any public stock exchange, however, we plan to file for trading on the OTC Electronic Bulletin Board. We do not know when we will be able to file for trading, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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

MS. BROGAN OUR SOLE OFFICER, WHILE BENEFICIALLY OWNING 89% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, CONTROLS THE BUSINESS OPERATIONS OF THE COMPANY INCLUDING THE ELECTION OF DIRECTORS. THERE MAY ARISE, IN THE FUTURE, POTENTIAL CONFLICTS OF INTEREST BETWEEN MS. BROGAN AND THE INTERESTS OF MINORITY SHAREHOLDERS.

     We have not formulated a plan to resolve any potential conflicts that may arise between the Ms. Brogan and minority shareholders, however Ms. Brogan will consider what is in the best interests of the company and all of its shareholders.

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

IF WE BECOME LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN OUR SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE SALES PRACTICE REQUIREMENTS FOR LOW PRICED SECURITIES OR "PENNY STOCK."

     The Securities and Exchange Commission Rule 3a51-1 established the definition of a "penny stock", for the purposes relevant to the company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the broker-dealer relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be fewer purchasers qualified by their brokers to purchase shares of the company, and therefore a less liquid market for the securities.

ITEM 3. CONTROLS AND PROCEDURES

Hornby's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Hornby had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Hornby's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         31.1  302 Certification of Chief Executive Officer
         31.2  302 Certification of Chief Financial Officer
         32.1  906 Certification of Chief Executive Officer
         32.2  906 Certification of Chief Financial Office

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


HORNBY INTERNATIONAL, INC.
Date: 11/12/03


By: /s/ Maureen Brogan
-------------------------
Maureen Brogan, President