Form 10QSB
period 2003-12-31
HORNBY INTERNATIONAL INC/CA
filed 2004-01-29
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                For the Quarterly Period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,121,000 shares of Common Stock outstanding as of December 31, 2003.

PART 1 FINANCIAL INFORMATION

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of             Year Ended
                                                                  December 31,         June 30,
                                                                     2003               2003
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      8           $    185
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                      8                185
                                                                   --------           --------

      TOTAL ASSETS                                                 $      8           $    185
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    825           $    825
  Loans payable (a related party)                                        --              6,998
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               825              7,823
                                                                   --------           --------

      TOTAL LIABILITIES                                                 825              7,823

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                      --                 --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of December 31, 2003 and
   June 30, 2003, respectively.)                                        112                112
  Paid-in capital                                                    22,665             12,988
  Deficit accumulated during development stage                      (23,594)           (20,738)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                             (817)            (7,638)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $      8           $    185
                                                                   ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                   August 26, 1998
                                     Six Months      Six Months    Three Months     Three Months     (inception)
                                       Ended           Ended           Ended           Ended           through
                                    December 31,    December 31,   December 31,     December 31,    December 31,
                                        2003            2002           2003             2002            2003
                                    -----------     -----------     -----------      -----------     -----------
REVENUES
  Revenues                          $        --     $        --     $        --      $        --     $        --
                                    -----------     -----------     -----------      -----------     -----------

TOTAL REVENUES                               --              --              --               --              --

GENERAL & ADMINISTRATIVE EXPENSES         2,856             108           1,369               36          23,594
                                    -----------     -----------     -----------      -----------     -----------

TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                                 2,856             108           1,369               36          23,594
                                    -----------     -----------     -----------      -----------     -----------

NET LOSS                            $    (2,856)    $      (108)    $    (1,369)     $       (36)    $   (23,594)
                                    ===========     ===========     ===========      ===========     ===========

BASIC LOSS PER SHARE                $     (0.00)    $     (0.00)    $     (0.00)     $     (0.00)
                                    ===========     ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            1,121,000       1,121,000       1,121,000        1,121,000
                                    ===========     ===========     ===========      ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From August 26, 1998 (inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                            Common        Additional      During
                                           Common           Stock          Paid-in      Development
                                           Stock            Amount         Capital         Stage             Total
                                           -----            ------         -------         -----             -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                  1,000,000         $   100         $   900        $     --         $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                     121,000              12          12,088              --           12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                       (5,628)          (5,628)
                                        ----------         -------         -------        --------         --------
BALANCE, JUNE 30, 1999                   1,121,000             112          12,988          (5,628)           7,472
                                        ==========         =======         =======        ========         ========
Net loss, June 30, 2000                                                                     (7,143)          (7,143)
                                        ----------         -------         -------        --------         --------
BALANCE, JUNE 30, 2000                   1,121,000             112          12,988         (12,771)             329
                                        ==========         =======         =======        ========         ========
Net loss, June 30, 2001                                                                     (2,176)          (2,176)
                                        ----------         -------         -------        --------         --------
BALANCE, JUNE 30, 2001                   1,121,000             112          12,988         (14,947)          (1,847)
                                        ==========         =======         =======        ========         ========
Net loss, June 30, 2002                                                                     (2,094)          (2,094)
                                        ----------         -------         -------        --------         --------
BALANCE, JUNE 30, 2002                   1,121,000             112          12,988         (17,041)          (3,941)
                                        ==========         =======         =======        ========         ========
Net loss, June 30, 2003                                                                     (3,697)          (3,697)
                                        ----------         -------         -------        --------         --------
BALANCE, JUNE 30, 2003                   1,121,000         $   112         $12,988        $(20,738)        $ (7,638)
                                        ==========         =======         =======        ========         ========
Contributed Capital                                                          8,049                            8,049

Contributed Capital                                                          1,628                            1,628

Net loss, December 31, 2003                                                                 (2,856)          (2,856)
                                        ----------         -------         -------        --------         --------
BALANCE, DECEMBER 31, 2003               1,121,000         $   112         $22,665        $(23,594)        $   (817)
                                        ==========         =======         =======        ========         ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           August 26, 1998
                                                Six Months     Six Months    Three Months    Three Months   (inception)
                                                  Ended          Ended          Ended           Ended         through
                                                December 31,   December 31,   December 31,    December 31,   December 31,
                                                   2003           2002           2003            2002           2003
                                                 --------       --------       --------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (2,856)      $   (108)      $ (1,369)       $    (36)      $(23,594)
  Amortization                                         --             --             --              --            351
  (Increase) decrease in organization costs            --             --             --              --           (351)
  Increase (decrease) in accounts payable              --             --           (400)             --            825
  Increase (decrease) in loans payable             (6,998)           100             --              --             --
                                                 --------       --------       --------        --------       --------
     NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                   (9,854)            (8)        (1,769)            (36)       (22,769)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                       --             --             --              --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of commons stock              --             --             --              --         13,100
  Contributed capital                               9,677             --          1,628              --          9,677
                                                 --------       --------       --------        --------       --------

     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                    9,677             --          1,628              --         22,777
                                                 --------       --------       --------        --------       --------

NET INCREASE (DECREASE) IN CASH                      (177)            (8)          (141)            (36)             8

CASH AT BEGINNING OF PERIOD                           185            (10)           149              18             --
                                                 --------       --------       --------        --------       --------

CASH AT END OF PERIOD                            $      8       $    (18)      $      8        $    (18)      $      8
                                                 ========       ========       ========        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                  $     --       $     --       $     --        $     --
                                                 ========       ========        ========       ========
  Income taxes paid                              $     --       $     --       $     --        $     --
                                                 ========       ========        ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

As of December 31, 2003 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

NOTE 6. INCOME TAXES

                                                       As of December 31, 2003
                                                       -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                          $ 3,539
     Other                                                          0
                                                              -------
     Gross deferred tax assets                                  3,539
     Valuation allowance                                       (3,539)
                                                              -------

     Net deferred tax assets                                  $     0
                                                              =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                  $ (5,628)
     1999 Net Operating Loss                                    (7,143)
     2000 Net Operating Loss                                    (2,176)
     2001 Net Operating Loss                                    (2,094)
     2002 Net Operating Loss                                    (3,697)
     2003 Net Operating Loss (2nd quarter)                      (2,856)
                                                              --------
     Net Operating Loss                                       $(23,594)
                                                              ========

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $ 23,594, which will expire 20 years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

Hornby International current cash balance as of December 31, 2003 is $8. We had no Revenues for the quarter ending December 31, 2003 and none for the same quarter ending 2002. Operating Expenses were $2,856 for the three months ended December 31, 2003 and $108 for the same period in 2002. With no remaining company cash, we currently rely upon our officer and directors, who have verbally agreed to provide minimal funding we need until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

We have received a going concern comment in the notes to our financial statements that raises substantial doubt as to our ability to continue as a going concern. As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

PLAN OF OPERATION

Our business plan is for a proposed online proofreading and editing service specializing in proofreading, copyediting, structural editing, and rewriting. Professional writing services (copywriting) will also be available. A client's work will be evaluated, we will estimate our fees via e-mail or fax, and the finished work will be returned to the client through the same medium. Management has extensive experience in the editing and proofreading business and believes there is a viable market for our planned business services based upon the many existing editing and proofreading companies in the U.S. We believe that whether a client is writing an important letter, academic paper or business proposal, professional editing makes their words and message sound better, work better and achieve their desired results. We believe our planned proofreading and editing expertise will enhance our clients ability to create high-quality written materials for printed or digital purposes. We intend to assess the objective of our client's document and help them to achieve it by providing a variety of services, specifically tailored to the needs of the individual client.

As of the date of this filing, we have taken the following steps: developed our business plan, set up our web site, and began to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We then intend to obtain a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board. We believe we will be able to complete that process by March 2004. Our business plan includes a need for cash of $150,000 by June 2004. At this time, while we have decided to seek funding through the sale of additional equity securities, we have not determined a source of this cash. After securing our funding, our business plan goals include our need to budget for the first year $18,000 for operating expenses, $25,000 for the purchase of equipment and furniture, $20,000 for the development of our website, $15,000 for a marketing manager, $20,000 for marketing and advertising, $9,000 for a proofreader-editor, and $6,000 for an office assistant-bookkeeper.

We will only be able to implement our business plan if we receive funding. We plan to raise $150,000 in funding and intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until October 2004. As of the date of this filing, we have not identified any sources of our planned funding and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for minimal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. INCLUDED IN THE FOOTNOTES TO OUR AUDITED FINANCIAL STATEMENTS IS A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

     If we are unsuccessful in implementing our business plan during the next twelve months, we may need to seek out business opportunities that allow us to expand our business and protect our shareholders' investment. We might investigate the possibilities of acquiring another business, or a merger. However, acquiring another businesses or a merger might require the Company to obtain additional equity or debt financing. Due to our financial position, we may be unable to secure funding, or such funding may be on unfavorable terms. Our shareholders may object to any funding which dilutes their investment. At this time, we have no pending or anticipated arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

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

MS. BROGAN, OUR SOLE OFFICER, WHILE BENEFICIALLY OWNING 89% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, CONTROLS THE BUSINESS OPERATIONS OF THE COMPANY INCLUDING THE ELECTION OF DIRECTORS. THERE MAY ARISE, IN THE FUTURE, POTENTIAL CONFLICTS OF INTEREST BETWEEN MS. BROGAN AND THE INTERESTS OF MINORITY SHAREHOLDERS.

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

IF WE BECOME LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD, THE TRADING IN OUR SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE SALES PRACTICE REQUIREMENTS FOR LOW PRICED SECURITIES OR "PENNY STOCK."

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        31 Rule 13a-14(a)/15d-14(a) Certification
        32 Section 1350 Certification

                                   SIGNATURES

Pursuant to the requirements of the Exchange, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBY INTERNATIONAL, INC.

Date: 01/28/04


By: /s/ Maureen Brogan
  ----------------------------
  Maureen Brogan, President