Form 10KSB/A
period 2003-06-30
HORNBY INTERNATIONAL INC/CA
filed 2004-05-14
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I.......................................................................  1
ITEM 1.  DESCRIPTION OF BUSINESS.............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY.............................................  5
ITEM 3.  LEGAL PROCEEDINGS...................................................  5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............  5

PART II .....................................................................  6
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............  6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................  6
ITEM 7.  FINANCIAL STATEMENTS ...............................................  8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE................................................ 15

PART III..................................................................... 16
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 16
ITEM 10. EXECUTIVE COMPENSATION.............................................. 17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 18
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................... 18
ITEM 14. CONTROLS AND PROCEDURES............................................. 19

SIGNATURES................................................................... 19

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

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

The client will send potential work to Hornby utilizing our web site, www.hornbyexpress.com, e-mail or fax. We will assess the work and choose the service which we feel best meets the needs of the client. Upon client approval of the services and associated fees, we will make the necessary corrections and send the work back to the client via fax or e-mail. For clients in the Los Angeles or New York Metro areas, a messenger service can be used for large jobs or upon request. We will also offer maintenance contracts to handle rapid changes to documents that are modified frequently.

STATUS OF ANY PUBLICLY ANNOUNCED  NEW PRODUCTS OR SERVICES

Hornby International has no new product or service planned or announced to the public.

COMPETITION AND COMPETITIVE POSITION

There are many companies in the online editing field. Such as; www.editavenue.com, www.scribendi.com,, www.paladincommunications.com However management believes it is through the Internet our service will be most successful, because the Internet allows easy and cost-effective access between us and our clients. Based upon our management's experience in the proofreading and editing business, we believe competition in the online editing industry tends to be based on turnaround time and depth of services. Our goal is to be better than our competitors in two critical areas: First, we intend to hire only employees with broad proofreading and editing skills so that we can efficiently offer the highest quality services that include basic proofreading and editing coupled with an array of complementary services, i.e. structural editing, rewriting, copywriting, and research. Second, our director has completed the written design and specifications for the first phase of our proprietary editing system, which is intended to allow our future clients to post their jobs directly onto our web site so that we may directly modify original client documents. Our system will allow us to interactively modify client documents and eliminate repetitive and time consuming transfers of documents back and forth between us and our clients. We intend to complete the interactive phase of our editing system design as we develop our web site. We are not aware of any significant barriers to our entry into the online editing/proofreading market, however, at this time, we have no sales or share of this market.

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

     Advertising Agencies
     Undergraduate and Graduate Students
     Faculty & Instructors
     Authors
     Law Firms
     Business Professionals

The company will advertise in periodicals which cater to writers of all sorts such as Poets & Writers and Filmmaker's Magazine. Students and faculty will be targeted through university newspapers such as UCLA Bruin and NYU Gazette.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans to apply for registrations such as patents, trademarks, additional copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

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

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR HORNBY INTERNATIONAL WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

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

ITEM 2 - DESCRIPTION OF PROPERTY

Hornby does not have any property and at this time has no agreements to acquire any property. Our principal executive office address is 201 San Vicente Blvd., Suite 7, Santa Monica, CA 90402. The principal executive office and telephone number are provided by Maureen Brogan, the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as they were almost exclusively used by the officer for other business purposes. We intend to use our current address for our business activities throughout our development stage.

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

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Hornby International plans to apply to have our shares quoted on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of June 4, 2003, Hornby International had 38 shareholders of record. We have paid no cash dividends and have no outstanding options.

As of the date of this filing, there have been no discussions or understandings between Hornby International or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

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

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site, and began to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We then intend to apply to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. Our business plan includes raising cash of $150,000 by August 2004. At this time, while we have decided to seek funding through the sale of additional equity securities, we have not determined a source of this cash. After securing our funding, our business plan goals include our need to budget for the first year $18,000 for operating expenses, $25,000 for the purchase of equipment and furniture, $20,000 for the development of our website, $15,000 for a marketing manager, $20,000 for marketing and advertising, $9,000 for a proofreader-editor, and $6,000 for an office assistant-bookkeeper. We currently have no known source for these funds.

We will only be able to implement our business plan if we receive funding. We plan to raise $150,000 in funding and intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until May 2005. As of the date of this filing, we have not identified any sources of our planned funding and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for minimal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International. As of the date of this filing, we have a need for additional funds, and our directors have verbally stated they will advance funds sufficient to maintain the company's reduced level of activities for the next twelve months. In this type of restricted cash flow scenario, we would be unable to complete all of our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

After receiving funding we plan to purchase approximately $25,000 in furniture, computers, and software in the first twelve months. Our business plan provides for us to hire two new employees during the next twelve months.

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


/s/ Armando C. Ibarra, CPA-APC
----------------------------
Armando C. Ibarra, CPA-APC

August 1, 2003
Chula Vista, California


                      371 'E' Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of            As of
                                                                      June 30,         June 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

Current Assets
  Cash                                                                $    185         $    (10)
                                                                      --------         --------
Total Current Assets                                                       185              (10)
                                                                      --------         --------

      TOTAL ASSETS                                                    $    185         $    (10)
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                    $    825         $     60
  Loans payable                                                          6,998            3,881
                                                                      --------         --------
Total Current Liabilities                                                7,823            3,941
                                                                      --------         --------

      TOTAL LIABILITIES                                                  7,823            3,931

Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                         --               --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of June 30, 2003 and
   June 30, 2002, respectively.)                                           112              112
  Paid-in capital                                                       12,988           12,988
  Deficit accumulated during development stage                         (20,738)         (17,041)
                                                                      --------         --------
Total Stockholders' Equity (Deficit)                                    (7,638)          (3,941)
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    185         $     --
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
                                            =========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     August 26, 1998
                                                                                       (inception)
                                                  Year Ended       Year Ended            through
                                                   June 30,         June 30,            June 30,
                                                     2003             2002                2003
                                                 -----------       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (3,697)         $ (2,094)           $(20,738)
  Amortization                                          --                --                 351
  (Increase) decrease in organization costs             --                --                (351)
  Increase (decrease) in accounts payable              775                60                 825
  Increase (decrease) in loans payable               3,117             1,900               6,998
                                                  --------          --------            --------
     Net cash provided by (used in) operating
      activities                                       185              (134)            (12,915)


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by (used in) investing
      activities                                        --                --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                --                --              13,110
                                                  --------          --------            --------
     Net cash provided by (used in) financing
      activities                                        --                --              13,100
                                                  --------          --------            --------

Net increase (decrease) in cash                        185              (134)                185

Cash at beginning of year                               --               134                 --
                                                  --------          --------            --------

Cash at end of year                               $    185          $     --            $    185
                                                  ========          ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                   $     --          $     --            $     --
                                                  ========          ========            ========

  Income taxes paid                               $     --          $     --            $     --
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

On February 17, 1999 the Company sold 121,000 shares of common stock at a price of $0.10 per share for a total amount of $12,100.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 5. LOANS PAYABLE (A RELATED PARTY)

Loans payable are owed to a related party. The Company has not made repayment arrangements. As of June 30, 2003 interest was not being accumulated. The Company considers all payables to be current.

NOTE 6.  INCOME TAXES

                                    As of June 30, 2003      As of June 30, 2002
                                    -------------------      -------------------
Deferred tax assets:
Net operating tax carryforwards           $ 3,111                  $ 2,556
Other                                           0                        0
                                          -------                  -------
Gross deferred tax assets                   3,111                    2,556
Valuation allowance                        (3,111)                  (2,556)
                                          -------                  -------

Net deferred tax assets                   $     0                  $     0
                                          =======                  =======

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

NOTE 8. RELATED PARTY TRANSACTION

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

                           Summary Compensation Table

                                              Other
Name &                                       annual      Restricted                        All other
principal                                    compen-       stock      Options    LTIP       compen-
position      Year   Salary($)   Bonus($)    sation($)    awards($)     SARs   Payouts($)   sation($)
--------      ----   ---------   --------    ---------    ---------     ----   ----------   ---------
M. Brogan     2002      -0-        -0-         -0-          -0-          -0-      -0-          -0-
President     2003      -0-        -0-         -0-          -0-          -0-      -0-          -0-

E. Sulima     2002      -0-        -0-         -0-          -0-          -0-      -0-          -0-
Director      2003      -0-        -0-         -0-          -0-          -0-      -0-          -0-

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3(i)      Articles of Incorporation
Exhibit 3(ii)     Bylaws
Exhibit 31.1      302 Certification of Chief Executive Officer
Exhibit 31.2      302 Certification of Chief Financial Officer
Exhibit 32.1      906 Certification of Chief Executive Officer
Exhibit 32.2      906 Certification of Chief Financial Officer

ITEM 14 - CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of June 30, 2003, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of June 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBY INTERNATIONAL, INC.


By: /s/ Maureen Brogan
   ---------------------------
   Maureen Brogan
   Director and President                               Dated May 10, 2004


By: /s/ Elaine Sulima
   ---------------------------
   Elaine Sulima
   Director                                             Dated May 10, 2004