Form 10QSB/A
period 2003-09-30
HORNBY INTERNATIONAL INC/CA
filed 2004-05-14
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                                           ==========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                  August 26, 1998
                                                Three Months     Three Months      (inception)
                                                   Ended            Ended            through
                                                September 30,    September 30,     September 30,
                                                    2003             2002              2003
                                                -----------      -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (1,487)         $    (72)         $(22,225)
  Increase (decrease) in accounts payable             400                --             1,225
  Increase (decrease) in loans payable             (6,998)              100                --
                                                 --------          --------          --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         (8,085)               28           (21,000)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                             --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of commons stock              --                --            13,100
  Contributed capital                               8,049                --             8,049
                                                 --------          --------          --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          8,049                --            21,149
                                                 --------          --------          --------

NET INCREASE (DECREASE) IN CASH                       (36)               28               149

CASH AT BEGINNING OF PERIOD                           185               (10)               --
                                                 --------          --------          --------

CASH AT END OF PERIOD                            $    149          $     18          $    149
                                                 ========          ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                  $     --          $     --          $     --
                                                 ========          ========          ========
  Income taxes paid                              $     --          $     --          $     --
                                                 ========          ========          ========
SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES
  Capital contributions                          $  8,049          $     --          $  8,049
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                     $ (5,628)
     1999 Net Operating Loss                                       (7,143)
     2000 Net Operating Loss                                       (2,176)
     2001 Net Operating Loss                                       (2,094)
     2002 Net Operating Loss                                       (3,697)
     2003 Net Operating Loss (1st quarter)                         (1,487)
                                                                 --------

     Net Operating Loss                                          $(22,225)
                                                                 ========

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $ 22,225, which will expire 20 years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q-SB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2003

Hornby International current cash balance as of September 30, 2003 is $149. Revenues were -0- for the quarter ending September 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $ 1,487 for the three months ended September 30, 2003 and $72 for the same period in 2002. With no remaining company cash, we currently rely upon our officer and directors, who have verbally agreed to provide minimal funding we need until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

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

     We are not registered on any public stock exchange, however, we plan to apply to have our shares quoted on the OTC Electronic Bulletin Board. We do not know when we will be able to apply for quotation, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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

IF WE OBTAIN A QUOTATION OF OUR STOCK ON THE OTC ELECTRONIC BULLETIN BOARD THE TRADING IN OUR SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE SALES PRACTICE REQUIREMENTS FOR LOW PRICED SECURITIES OR "PENNY STOCK."

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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


HORNBY INTERNATIONAL, INC.

Date: 05/07/04


By: /s/ Maureen Brogan
-------------------------------
Maureen Brogan, President