Form 10QSB
period 2004-03-31
HORNBY INTERNATIONAL INC/CA
filed 2004-05-14
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                  For the Quarterly Period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,121,000 shares of Common Stock outstanding as of March 31, 2004.

                          PART 1 FINANCIAL INFORMATION

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of            Year Ended
                                                                   March 31,          June 30,
                                                                     2004               2003
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    547           $    185
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    547                185
                                                                   --------           --------

      TOTAL ASSETS                                                 $    547           $    185
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                 $    112           $    825
  Loans payable (a related party)                                     2,236              6,998
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             2,348              7,823
                                                                   --------           --------

      TOTAL LIABILITIES                                               2,348              7,823

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of March 31, 2004 and June 30, 2003)                  112                112
  Paid-in capital                                                    22,665             12,988
  Deficit accumulated during development stage                      (23,878)           (20,738)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,101)            (7,638)
                                                                   --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $  1,247           $    185
                                                                   ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                        August 26, 1998
                                          Nine Months     Nine Months    Three Months     Three Months    (inception)
                                             Ended          Ended           Ended           Ended          through
                                           March 31,       March 31,       March 31,       March 31,       March 31,
                                             2004            2003            2004            2003            2004
                                          ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                                $       --      $       --      $       --      $       --       $       --
                                          ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                                    --              --              --              --               --

GENERAL & ADMINISTRATIVE EXPENSES              3,140           2,229             284           2,121           23,878
                                          ----------      ----------      ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        3,140           2,229             284           2,121           23,878
                                          ----------      ----------      ----------      ----------       ----------

NET LOSS                                  $   (3,140)     $   (2,229)     $     (284)     $   (2,121)      $  (23,878)
                                          ==========      ==========      ==========      ==========       ==========

BASIC LOSS PER SHARE                      $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                          ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,121,000       1,121,000       1,121,000       1,121,000
                                          ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From August 26, 1998 (inception) through March 31, 2004
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                             Common      Additional     During
                                              Common         Stock        Paid-in     Development
                                              Stock          Amount       Capital        Stage          Total
                                              -----          ------       -------        -----          -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                     1,000,000       $   100       $   900      $     --       $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                        121,000            12        12,088            --         12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                    (5,628)        (5,628)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 1999                      1,121,000           112        12,988        (5,628)         7,472
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2000                                                                  (7,143)        (7,143)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,121,000           112        12,988       (12,771)           329
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2001                                                                  (2,176)        (2,176)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2001                      1,121,000           112        12,988       (14,947)        (1,847)
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2002                                                                  (2,094)        (2,094)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2002                      1,121,000           112        12,988       (17,041)        (3,941)
                                           ==========       =======       =======      ========       ========
Net loss, June 30, 2003                                                                  (3,697)        (3,697)
                                           ----------       -------       -------      --------       --------
BALANCE, JUNE 30, 2003                      1,121,000           112        12,988       (20,738)        (7,638)
                                           ==========       =======       =======      ========       ========
Contributed Capital                                                         8,049                        8,049

Contributed Capital                                                         1,628                        1,628

Net loss, March 31, 2004                                                                 (3,140)        (3,140)
                                           ----------       -------       -------      --------       --------
BALANCE, MARCH 31, 2004                     1,121,000       $   112       $22,665      $(23,878)      $ (1,101)
                                           ==========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         August 26, 1998
                                               Nine Months    Nine Months   Three Months   Three Months    (inception)
                                                 Ended          Ended          Ended          Ended          through
                                                March 31,      March 31,      March 31,      March 31,       March 31,
                                                  2004           2003           2004           2003            2004
                                                --------       --------       --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (3,140)      $ (2,229)      $   (284)      $ (2,121)       $(23,878)
  Amortization                                        --             --             --             --             351
  (Increase) decrease in organization costs           --             --             --             --            (351)
  Increase (decrease) in accounts payable           (713)         2,050           (713)         2,042             112
  Increase (decrease) in loans payable            (5,462)           200          1,536            100           2,236
                                                --------       --------       --------       --------        --------
     NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                  (9,315)            21            539             21         (21,530)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                      --             --             --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock              --             --             --             --          13,100
  Contributed capital                              9,677             --             --             --           9,677
                                                --------       --------       --------       --------        --------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                   9,677             --             --             --          22,777
                                                --------       --------       --------       --------        --------

NET INCREASE (DECREASE) IN CASH                      362             21            539             21           1,247

CASH AT BEGINNING OF PERIOD                          185             --              8             --              --
                                                --------       --------       --------       --------        --------

CASH AT END OF PERIOD                           $    547       $     21       $    547       $     21        $  1,247
                                                ========       ========       ========       ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                 $     --       $     --       $     --       $     --
                                                ========       ========       ========       ========
  Income taxes paid                             $     --       $     --       $     --       $     --
                                                ========       ========       ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


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

As of March 31, 2004 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004


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

The note payable represents a loan from a related party. Currently there are no repayment terms nor is there interest being charged.

NOTE 6. INCOME TAXES

                                                            As of March 31, 2004
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 3,582
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       3,582
     Valuation allowance                                            (3,582)
                                                                   -------

     Net deferred tax assets                                       $     0
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


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $ (5,628)
     1999 Net Operating Loss                                         (7,143)
     2000 Net Operating Loss                                         (2,176)
     2001 Net Operating Loss                                         (2,094)
     2002 Net Operating Loss                                         (3,697)
     2003 Net Operating Loss (3rd quarter)                           (3,140)
                                                                   --------

     Net Operating Loss                                            $(23,878)
                                                                   ========

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $ 23,878, which will expire 20 years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004

Hornby International current cash balance as of March 31, 2004 is $547. We had no Revenues for the quarter ending March 31, 2004 and none for the same quarter ending 2003. Operating Expenses were $3,140 for the three months ended March 31, 2004 and $2,229 for the same period in 2003. With minimal remaining company cash, we currently rely upon our officer and directors, who have verbally agreed to provide the minimal funding we need until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

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

PLAN OF OPERATION

We formed our company to create an online proofreading and editing service that specializes in improving text in all forms: business plans, term papers, theses, manuscripts, novels, promotional literature, screenplays, marketing documents, etc. As of this filing, we are a development stage company with no currently offered services.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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


HORNBY INTERNATIONAL, INC.

Date: 05/14/04


By: /s/ Maureen Brogan
------------------------------------
Maureen Brogan, President