Form 10QSB/A
period 2003-09-30
HORNBY INTERNATIONAL INC/CA
filed 2004-08-09
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

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

                          PART 1. FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of September 30, 2003 and results of operations and cash flows for the three months ended September 30, 2003 and 2002. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of           As of
                                                                    September 30,      June 30,
                                                                        2003             2003
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    149         $    185
                                                                      --------         --------
TOTAL CURRENT ASSETS                                                       149              185
                                                                      --------         --------

      TOTAL ASSETS                                                    $    149         $    185
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $  1,225         $    825
  Loans payable (a related party)                                           --            6,998
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                1,225            7,823
                                                                      --------         --------

      TOTAL LIABILITIES                                                  1,225            7,823

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                         --               --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of September 30, 2003 and
   June 30, 2003, respectively.)                                           112              112
  Paid-in capital                                                       21,037           12,988
  Deficit accumulated during development stage                         (22,225)         (20,738)
                                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (1,076)          (7,638)
                                                                      --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    149         $    185
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

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

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

HORNBY INTERNATIONAL, INC.

Date: 08/03/04


By: /s/ Maureen Brogan
-------------------------------
Maureen Brogan, President