Form 10QSB/A
period 2003-12-31
HORNBY INTERNATIONAL INC/CA
filed 2004-08-09
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleadingly, the financial position as of December 31, 2003 and results of operations and cash flows for the three and six months ended December 31, 2003 and 2002. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

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

On February 22, 1999 the Company completed a public offerings that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by Sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company sold 121,000 shares of common stock at a price of $0.10 per share for a total amount raised of $12,100.

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

HORNBY INTERNATIONAL, INC.

Date: 08/03/04


By: /s/ Maureen Brogan
   ------------------------------------
   Maureen Brogan, President