Form 10QSB/A
period 2004-03-31
HORNBY INTERNATIONAL INC/CA
filed 2004-08-09
CIK 1079642

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

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of March 31, 2004 and results of operations and cash flows for the three and nine months ended March 31, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of            Year Ended
                                                                   March 31,          June 30,
                                                                     2004               2003
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    547           $    185
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    547                185
                                                                   --------           --------

      TOTAL ASSETS                                                 $    547           $    185
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                 $    112           $    825
  Loans payable (a related party)                                     2,236              6,998
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,648              7,823
                                                                   --------           --------

      TOTAL LIABILITIES                                               1,648              7,823

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of March 31, 2004 and June 30, 2003)                  112                112
  Paid-in capital                                                    22,665             12,988
  Deficit accumulated during development stage                      (23,878)           (20,738)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,101)            (7,638)
                                                                   --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $    547           $    185
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
                                           ==========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         August 26, 1998
                                               Nine Months    Nine Months   Three Months   Three Months    (inception)
                                                 Ended          Ended          Ended          Ended          through
                                                March 31,      March 31,      March 31,      March 31,       March 31,
                                                  2004           2003           2004           2003            2004
                                                --------       --------       --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (3,140)      $ (2,229)      $   (284)      $ (2,121)       $(23,878)
  Amortization                                        --             --             --             --             351
  (Increase) decrease in organization costs           --             --             --             --            (351)
  Increase (decrease) in accounts payable           (713)         2,050           (713)         2,042             112
  Increase (decrease) in loans payable            (5,462)           200          1,536            100           2,236
                                                --------       --------       --------       --------        --------
     NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                  (9,315)            21            539             21         (21,530)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                      --             --             --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock              --             --             --             --          13,100
  Contributed capital                              9,677             --             --             --           9,677
                                                --------       --------       --------       --------        --------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                   9,677             --             --             --          22,777
                                                --------       --------       --------       --------        --------

NET INCREASE (DECREASE) IN CASH                      362             21            539             21             547

CASH AT BEGINNING OF PERIOD                          185             --              8             --              --
                                                --------       --------       --------       --------        --------

CASH AT END OF PERIOD                           $    547       $     21       $    547       $     21        $    547
                                                ========       ========       ========       ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                 $     --       $     --       $     --       $     --
                                                ========       ========       ========       ========
  Income taxes paid                             $     --       $     --       $     --       $     --
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

HORNBY INTERNATIONAL, INC.

Date: 08/02/04


By: /s/ Maureen Brogan
------------------------------------
Maureen Brogan, President