Form 10KSB/A
period 2003-06-30
HORNBY INTERNATIONAL INC/CA
filed 2004-08-10
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I.....................................................................  1
ITEM 1.  DESCRIPTION OF BUSINESS...........................................  1
ITEM 2.  DESCRIPTION OF PROPERTY...........................................  5
ITEM 3.  LEGAL PROCEEDINGS.................................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............  6

PART II....................................................................  6
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................  6
ITEM 7.  FINANCIAL STATEMENTS .............................................  7
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE..............................................  7

PART III...................................................................  8
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  8
ITEM 10. EXECUTIVE COMPENSATION............................................  9
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT................................................................. 10
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 10
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................. 10
ITEM 14. CONTROLS AND PROCEDURES........................................... 11
SIGNATURES................................................................. 11

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hornby International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hornby International, Inc. (A Development Stage Company) as of June 30, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra, CPA-APC
---------------------------------
Armando C. Ibarra, CPA-APC

August 1, 2003
July 23, 2004 (restated)
Chula Vista, California


                      371 'E' Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of            As of
                                                                      June 30,         June 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

Current Assets
  Cash                                                                $    185         $     --
                                                                      --------         --------
Total Current Assets                                                       185               --
                                                                      --------         --------

      TOTAL ASSETS                                                    $    185         $     --
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                    $    825         $     60
  Loans payable                                                          6,998            3,881
                                                                      --------         --------
Total Current Liabilities                                                7,823            3,941
                                                                      --------         --------

      TOTAL LIABILITIES                                                  7,823            3,941

Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                         --               --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of June 30, 2003 and
   June 30, 2002, respectively.)                                           112              112
  Paid-in capital                                                       12,988           12,988
  Deficit accumulated during development stage                         (20,738)         (17,041)
                                                                      --------         --------
Total Stockholders' Equity (Deficit)                                    (7,638)          (3,941)
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    185         $     --
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
                                            =========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     August 26, 1998
                                                                                       (inception)
                                                  Year Ended       Year Ended            through
                                                   June 30,         June 30,            June 30,
                                                     2003             2002                2003
                                                 -----------       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (3,697)         $ (2,094)           $(20,738)
  Amortization                                          --                --                 351
  (Increase) decrease in organization costs             --                --                (351)
  Increase (decrease) in accounts payable              775                60                 825
  Increase (decrease) in loans payable               3,107             1,900               6,998
                                                  --------          --------            --------
     Net cash provided by (used in) operating
      activities                                       185              (134)            (12,915)


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by (used in) investing
      activities                                        --                --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                --                --              13,110
                                                  --------          --------            --------
     Net cash provided by (used in) financing
      activities                                        --                --              13,100
                                                  --------          --------            --------

Net increase (decrease) in cash                        185              (134)                185

Cash at beginning of year                               --               134                 --
                                                  --------          --------            --------

Cash at end of year                               $    185          $     --            $    185
                                                  ========          ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                   $     --          $     --            $     --
                                                  ========          ========            ========

  Income taxes paid                               $     --          $     --            $     --
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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $20, 738 during the period from August 26, 1998 (inception) to June 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3(i)  Articles of Incorporation                      Included Previously
Exhibit 3(ii) Bylaws                                         Included Previously
Exhibit 31.1  302 Certification of Chief Executive Officer   Included
Exhibit 31.2  302 Certification of Chief Financial Officer   Included
Exhibit 32.1  906 Certification of Chief Executive Officer   Included
Exhibit 32.2  906 Certification of Chief Financial Officer   Included

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

HORNBY INTERNATIONAL, INC.

By: /s/ Maureen Brogan
   -----------------------------
   Maureen Brogan
   Director and President                               Dated August 5, 2004


By: /s/ Elaine Sulima
   -----------------------------
   Elaine Sulima
   Director                                    Dated August 5, 2004