Form 10KSB
period 2004-06-30
HORNBY INTERNATIONAL INC/CA
filed 2004-08-13
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended June 30, 2004.

As of June 30, 2004, the registrant had 1,121,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PARTI.......................................................................  1
ITEM 1.  DESCRIPTION OF BUSINESS............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY............................................  5
ITEM 3.  LEGAL PROCEEDINGS..................................................  5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............  5

PART II.....................................................................  6
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  6
ITEM 7.  FINANCIAL STATEMENTS ..............................................  8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE............................................... 15

PART III.................................................................... 16
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 16
ITEM 10. EXECUTIVE COMPENSATION............................................. 17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 18
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 18
ITEM 14. CONTROLS AND PROCEDURES............................................ 18

SIGNATURES.................................................................. 19

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

RISKS

Investors in Hornby International should carefully consider the following risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY TAKING THE INITIAL STEPS IN OUR BUSINESS OPERATIONS. THIS WILL MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

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

     As noted in our accompanying financial statements, without securing additional funding for our business plan operations, there is substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

HORNBY INTERNATIONAL HAS NO SALES, PROVEN MARKET, OR CONSUMER DEMAND. WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a proven market for our services means that the true market for this service may be minor or nonexistent. This could result in little or no sales.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE CASH OF $150,000. WITHOUT THIS FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATIONS AND NO REVENUES OR PROFITS..

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

No matters were submitted to a vote of security holders during the year ended June 30, 2004.

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

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of June 4, 2004, Hornby International had 38 shareholders of record. We have paid no cash dividends and have no outstanding options.

As of the date of this filing, there have been no discussions or understandings between Hornby International or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hornby International's cash balance as of June 30, 2004 is $425. With no remaining company cash, we currently rely upon our officer and directors, who have verbally agreed to provide minimal funding we need until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

We have received a going concern comment in the notes to our financial statements that raise substantial doubt as to our ability to continue as a going concern. As noted in our accompanying financial statements, without securing additional funding for our business plan operations, there is substantial doubt as to our ability to continue as a going concert. If our business plan does not work, we could remain as a start-up company with limited operations and no revenues or profits.

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


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hornby International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hornby International, Inc. (A Development Stage Company) as of June 30, 2004 and 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period of August 26, 1998 (inception) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hornby International, Inc. as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended and for the period of August 26, 1998 (inception) through June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Armando C. Ibarra, C.P.A.
---------------------------------
Armando C. Ibarra, CPA-APC

July 23, 2004
Chula Vista, California

                      371 'E' Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           June 30,
                                                                     2004               2003
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    425           $    185
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    425                185
                                                                   --------           --------
      TOTAL ASSETS                                                 $    425           $    185
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                 $     87           $    825
  Loans payable (a related party)                                     3,526              6,998
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,613              7,823
                                                                   --------           --------

      TOTAL LIABILITIES                                               3,613              7,823

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                      --                 --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of June 30, 2004 and 2003)                            112                112
  Paid-in capital                                                    22,665             12,988
  Deficit accumulated during development stage                      (25,965)           (20,738)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (3,188)            (7,638)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $    425           $    185
                                                                   ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  August 26, 1998
                                                                                   (inception)
                                                 Year Ended        Year Ended        through
                                                  June 30,          June 30,         June 30,
                                                    2004              2003             2004
                                                 -----------       -----------      -----------
REVENUES
  Revenues                                       $        --       $        --      $        --
                                                 -----------       -----------      -----------
TOTAL REVENUES                                            --                --               --

GENERAL & ADMINISTRATIVE EXPENSES                      5,227             3,697           25,965
                                                 -----------       -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                5,227             3,697           25,965
                                                 -----------       -----------      -----------

NET LOSS                                         $    (5,227)      $    (3,697)     $   (25,965)
                                                 ===========       ===========      ===========

BASIC LOSS PER SHARE                             $     (0.00)      $     (0.00)
                                                 ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         1,121,000         1,121,000
                                                 ===========       ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From August 26, 1998 (inception) through June 30, 2004


                                                                                        Deficit
                                                                                      Accumulated
                                                             Common      Additional     During
                                              Common         Stock        Paid-in     Development
                                              Stock          Amount       Capital        Stage          Total
                                              -----          ------       -------        -----          -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                     1,000,000       $   100       $   900      $     --       $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                        121,000            12        12,088            --         12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                    (5,628)        (5,628)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 1999                      1,121,000           112        12,988        (5,628)         7,472
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2000                                                                  (7,143)        (7,143)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,121,000           112        12,988       (12,771)           329
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2001                                                                  (2,176)        (2,176)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2001                      1,121,000           112        12,988       (14,947)        (1,847)
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2002                                                                  (2,094)        (2,094)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2002                      1,121,000           112        12,988       (17,041)        (3,941)
                                            =========       =======       =======      ========       ========

Net loss, June 30, 2003                                                                  (3,697)        (3,697)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2003                      1,121,000       $   112       $12,988      $(20,738)      $ (7,638)
                                            =========       =======       =======      ========       ========

Contributed Capital                                                         8,049                        8,049

Contributed Capital                                                         1,628                        1,628

Net loss,  June 30, 2004                                                                 (5,227)        (5,227)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2004                      1,121,000       $   112       $22,665      $(25,965)      $ (3,188)
                                            =========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                  August 26, 1998
                                                                                    (inception)
                                               Year Ended         Year Ended          through
                                                June 30,           June 30,           June 30,
                                                  2004               2003               2004
                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (5,227)          $ (3,697)          $(25,965)
  Amortization                                        --                 --                351
  (Increase) decrease in organization costs           --                 --               (351)
  Increase (decrease) in accounts payable           (738)               775                 87
  Increase (decrease) in loans payable            (3,472)             3,107              3,526
                                                --------           --------           --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                        (9,437)               185            (22,352)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of commons stock             --                 --                112
  Proceeds from issuance of paid in capital        9,677                 --             22,665
                                                --------           --------           --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                         9,677                 --             22,777
                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                      240                185                425

CASH AT BEGINNING OF YEAR                            185                 --                 --
                                                --------           --------           --------
CASH AT END OF YEAR                             $    425           $    185           $    425
                                                ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                 $     --           $     --           $     --
                                                ========           ========           ========

  Income taxes paid                             $     --           $     --           $     --
                                                ========           ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2004


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

As of June 30, 2004 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2004


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $25,965 during the period from August 26, 1998 (inception) to June 30, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional funds though debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings..

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2004


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

NOTE 6. INCOME TAXES

                                                             As of June 30, 2004
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 3,895
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       3,895
     Valuation allowance                                            (3,895)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $ (5,628)
     1999 Net Operating Loss                                         (7,143)
     2000 Net Operating Loss                                         (2,176)
     2001 Net Operating Loss                                         (2,094)
     2002 Net Operating Loss                                         (3,697)
     2003 Net Operating Loss                                         (5,227)
                                                                   --------

     Net Operating Loss                                            $(25,965)
                                                                   ========

As of June 30, 2004, the Company has a net operating loss carryforward of approximately $ 25,965, which will expire 20 years from the date the loss was incurred.

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

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  information  sets  forth  certain  information   concerning  the
Executive Officers and Directors of the Company as of June 30, 2004.

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

                           Summary Compensation Table

                                              Other
Name &                                       annual      Restricted                        All other
principal                                    compen-       stock      Options    LTIP       compen-
position      Year   Salary($)   Bonus($)    sation($)    awards($)     SARs   Payouts($)   sation($)
--------      ----   ---------   --------    ---------    ---------     ----   ----------   ---------
M. Brogan     2003      -0-        -0-         -0-          -0-          -0-      -0-          -0-
President     2004      -0-        -0-         -0-          -0-          -0-      -0-          -0-

E. Sulima     2003      -0-        -0-         -0-          -0-          -0-      -0-          -0-
Director      2004      -0-        -0-         -0-          -0-          -0-      -0-          -0-

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Hornby International's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Hornby's common stock through the most current date - June 30, 2004:

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3(i)     Articles of Incorporation                              Included
Exhibit 3(ii)    Bylaws                                                 Included
Exhibit 31.1     302 Certification of Chief Executive Officer           Included
Exhibit 31.2     302 Certification of Chief Financial Officer           Included
Exhibit 32.1     906 Certification of Chief Executive Officer           Included
Exhibit 32.2     906 Certification of Chief Financial Officer           Included

ITEM 14 - CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of June 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBY INTERNATIONAL, INC.


By: /s/ Maureen Brogan
   ---------------------------
   Maureen Brogan
   Director and President                               Dated August 9, 2004


By: /s/ Elaine Sulima
   ---------------------------
   Elaine Sulima
   Director                                             Dated August 9, 2004