Form 10KSB/A
period 2004-06-30
HORNBY INTERNATIONAL INC/CA
filed 2004-09-13
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I......................................................................  1
ITEM 1.  DESCRIPTION OF BUSINESS............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY............................................  5
ITEM 3.  LEGAL PROCEEDINGS..................................................  5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............  5

PART II.....................................................................  6
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  6
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  6
ITEM 7.  FINANCIAL STATEMENTS ..............................................  8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE......................................................... 15

PART III.................................................................... 16
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 16
ITEM 10. EXECUTIVE COMPENSATION............................................. 18
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 19
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 19
ITEM 14. CONTROLS AND PROCEDURES............................................ 19

SIGNATURES.................................................................. 20

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

RISKS

Investors in Hornby International should carefully consider the following risk factors associated with our plans and product:

WE ARE A DEVELOPMENT STAGE COMPANY TAKING THE INITIAL STEPS IN OUR BUSINESS OPERATIONS.. THIS WILL MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

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

We have received a going concern comment in the notes to our financial statements that raise substantial doubt as to our ability to continue as a going concern. As noted in our accompanying financial statements, without securing additional funding for our business plan operations, there is substantial doubt as to our ability to continue as a going concert. If our business plan does not work, we could remain as a start-up company with limited operations and no revenues or profits..

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hornby International, Inc. as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended and for the period of August 26, 1998 (inception) through June 30, 2004 in conformity with U.S. generally accepted accounting principles.

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

September 7, 2004
Chula Vista, California


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

HORNBY INTERNATIONAL, INC.


By: /s/ Maureen Brogan
   ----------------------
   Maureen Brogan
   Director and President                                Dated September 7, 2004


By: /s/ Elaine Sulima
   ----------------------
   Elaine Sulima
   Director                                              Dated September 7, 2004