Form 10QSB
period 2004-09-30
HORNBY INTERNATIONAL INC/CA
filed 2004-11-15
CIK 1079642

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,121,000 shares of Common Stock outstanding as of September 30, 2004.

                          PART 1 FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of September 30, 2004 and results of operations and cash flows for the three months ended September 30, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,        June 30,
                                                                          2004               2004
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,461           $    425
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,461                425
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,461           $    425
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  1,200           $     87
  Loans payable (a related party)                                          6,113              3,526
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  7,313              3,613
                                                                        --------           --------
      TOTAL LIABILITIES                                                    7,313              3,613

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, ($.0001 par value, 20,0000
    shares authorized; none issued and outstanding.)                          --                 --
   Common stock ($.0001 par value, 80,000,000
    shares authorized; 1,121,000 shares issued and
    outstanding as of September 30, 2004 and
    June 30, 2004)                                                           112                112
   Additional paid-in capital                                             22,665             22,665
   Deficit accumulated during development stage                          (28,629)           (25,965)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (5,852)            (3,188)
                                                                        --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,461           $    425
                                                                        ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     August 26, 1998
                                            Three Months          Three Months         (inception)
                                               Ended                 Ended               through
                                           September 30,         September 30,         September 30,
                                               2004                  2003                  2004
                                            -----------           -----------           -----------
REVENUES
   Revenues                                 $        --           $        --           $        --
                                            -----------           -----------           -----------
TOTAL REVENUES                                       --                    --                    --

GENERAL & ADMINISTRATIVE EXPENSES                 2,664                 1,487                28,629
                                            -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           2,664                 1,487                28,629
                                            -----------           -----------           -----------

NET LOSS                                    $    (2,664)          $    (1,487)          $   (28,629)
                                            ===========           ===========           ===========

BASIC LOSS PER SHARE                        $     (0.00)          $     (0.00)
                                            ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,121,000             1,121,000
                                            ===========           ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
           From August 26, 1998 (inception) through September 30, 2004
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                        Accumulated
                                                          Common         Additional       During
                                           Common         Stock           Paid-in       Development
                                            Stock         Amount          Capital          Stage           Total
                                            -----         ------          -------          -----           -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                   1,000,000     $      100      $      900      $       --      $    1,000

Stock issued from sale of private
placement (note 1) on February 22,
1999 @ $0.10 per share                      121,000             12          12,088              --          12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                       (5,628)         (5,628)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 1999                    1,121,000            112          12,988          (5,628)          7,472
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2000                                                                     (7,143)         (7,143)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2000                    1,121,000            112          12,988         (12,771)            329
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2001                                                                     (2,176)         (2,176)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2001                    1,121,000            112          12,988         (14,947)         (1,847)
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2002                                                                     (2,094)         (2,094)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2002                    1,121,000            112          12,988         (17,041)         (3,941)
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2003                                                                     (3,697)         (3,697)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2003                    1,121,000            112          12,988         (20,738)         (7,638)
                                         ==========     ==========      ==========      ==========      ==========
Contributed Capital                                                          8,049                           8,049

Contributed Capital                                                          1,628                           1,628

Net loss, June 30, 2004                                                                     (5,227)         (5,227)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2004                    1,121,000            112          22,665         (25,965)         (3,188)
                                         ==========     ==========      ==========      ==========      ==========
Net loss, September 30, 2004                                                                (2,664)         (2,664)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2004               1,121,000     $      112      $   22,665      $  (28,629)     $   (5,852)
                                         ==========     ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 August 26, 1998
                                                            Three Months       Three Months        (inception)
                                                               Ended              Ended             through
                                                            September 30,      September 30,      September 30,
                                                                2004               2003               2004
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (2,664)          $ (1,487)          $(28,629)
  Increase (decrease) in accounts payable                        1,200                400              1,200
  Increase (decrease) in loans payable                           2,500             (6,998)             6,113
                                                              --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,036             (8,085)           (21,316)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in commons stock                                           --                 --                112
  Change in additional paid-in capital                              --              8,049             22,665
                                                              --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --              8,049             22,777
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  1,036                (36)             1,461

CASH AT BEGINNING OF PERIOD                                        425                185                 --
                                                              --------           --------           --------
CASH AT END OF PERIOD                                         $  1,461           $    149           $  1,461
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid                                                 $     --           $     --           $     --
                                                              ========           ========           ========
Income taxes paid                                             $     --           $     --           $     --
                                                              ========           ========           ========
SUPPLEMNETAL DISCLUSURES OF
OF NON-CASH ACTIVITIES:
Capital contributions                                         $     --           $  8,049           $  9,677
                                                              ========           ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on August 26, 1998, under the laws of the State of Delaware, as Hornby International, Inc. The Company is engaged in the business of online proofreading and editing services, including copyediting, rewriting, format correction and copyrighting. As of November 2004, the Company has begun its initial operations and in accordance with SFAS # 7, the Company is considered a development stage company.

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

As of September 30, 2004 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

D. BASIC EARNINGS (LOSS) PER SHARE

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $28,629 during the period from August 26, 1998 (inception) through September 30, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2004


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

NOTE 6. INCOME TAXES

                                                        As of September 30, 2004
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 4,294
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    4,294
     Valuation allowance                                         (4,294)
                                                                -------

     Net deferred tax assets                                    $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                    $ (5,628)
     1999 Net Operating Loss                                      (7,143)
     2000 Net Operating Loss                                      (2,176)
     2001 Net Operating Loss                                      (2,094)
     2002 Net Operating Loss                                      (3,697)
     2003 Net Operating Loss                                      (5,227)
     2004 Net Operating Loss (three months)                       (2,664)
                                                                --------

     Net Operating Loss                                         $(28,629)
                                                                ========

As of September 30, 2004, the Company has a net operating loss carryforward of approximately $ 28,629, which will expire 20 years from the date the loss was incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's Form 10KSB for the year ended June 30, 2004.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2004

Hornby International cash balance as of September 30, 2004 is $1,461. We had no revenues for the quarter ending September 30, 2004 and none for the same quarter ending 2003. Operating Expenses were $2,664 for the three months ended September 30, 2004 and $1,487 for the same period in 2003. With minimal remaining company cash, we currently rely upon our officer and directors, who have verbally agreed to provide the minimal funding we need until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

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

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site, and began to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We then intend to apply to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. Our business plan includes raising cash of $150,000 by March 2005. At this time, while we have decided to seek funding through the sale of additional equity securities, we have not determined a source of this cash. After securing our funding, our business plan goals include our need to budget for the first year $18,000 for operating expenses, $25,000 for the purchase of equipment and furniture, $20,000 for the development of our website, $15,000 for a marketing manager, $20,000 for marketing and advertising, $9,000 for a proofreader-editor, and $6,000 for an office assistant-bookkeeper. We currently have no known source for these funds.

We will only be able to implement our business plan if we receive funding. We plan to raise $150,000 in funding and intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until October 2005. As of the date of this filing, we have not identified any sources of our planned funding and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for minimal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International. As of the date of this filing, we have a need for additional funds, and our directors have verbally stated they will advance funds sufficient to maintain the company's reduced level of activities for the next twelve months. In this type of restricted cash flow scenario, we would be unable to complete all of our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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


HORNBY INTERNATIONAL, INC.

Date: 11/09/04


By: /s/ Maureen Brogan
------------------------------------
Maureen Brogan, President