Form 10QSB
period 2004-12-31
HORNBY INTERNATIONAL INC/CA
filed 2005-02-10
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the Quarterly Period ended December 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,121,000 shares of Common Stock outstanding as of December 31, 2004.

                          PART 1 FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of December 31, 2004 and results of operations and cash flows for the six months ended December 31, 2004 and 2003. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                       December 31,        June 30,
                                                                          2004               2004
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,942           $    425
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,942                425
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,942           $    425
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     --           $     87
  Loans payable (a related party)                                          6,113              3,526
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  6,113              3,613
                                                                        --------           --------

      TOTAL LIABILITIES                                                    6,113              3,613

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                           --                 --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of December 31, 2004 and
   June 30, 2004)                                                            112                112
  Additional paid-in capital                                              30,165             22,665
  Deficit accumulated during development stage                           (34,448)           (25,965)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                (4,171)            (3,188)
                                                                        --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,942           $    425
                                                                        ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                         August 26, 1998
                                           Six Months      Six Months     Three Months    Three Months     (inception)
                                             Ended           Ended           Ended           Ended           through
                                          December 31,    December 31,    December 31,    December 31,     December 31,
                                             2004            2003            2004            2003             2004
                                          -----------     -----------     -----------     -----------      -----------
REVENUES
  Revenues                                $       200     $        --     $       200     $        --      $       200
                                          -----------     -----------     -----------     -----------      -----------
TOTAL REVENUES                                    200              --             200              --              200

GENERAL & ADMINISTRATIVE EXPENSES               8,683           2,856           6,019           1,369          (34,648)
                                          -----------     -----------     -----------     -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         8,683           2,856           6,019           1,369          (34,648)
                                          -----------     -----------     -----------     -----------      -----------

NET LOSS                                  $    (8,483)    $    (2,856)    $    (5,819)    $    (1,369)     $   (34,448)
                                          ===========     ===========     ===========     ===========      ===========

BASIC LOSS PER SHARE                      $     (0.01)    $     (0.00)    $     (0.01)    $     (0.00)
                                          ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,121,000       1,121,000       1,121,000       1,121,000
                                          ===========     ===========     ===========     ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
           From August 26, 1998 (inception) through December 31, 2004
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                        Accumulated
                                                          Common         Additional       During
                                           Common         Stock           Paid-in       Development
                                            Stock         Amount          Capital          Stage           Total
                                            -----         ------          -------          -----           -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                   1,000,000     $      100      $      900      $       --      $    1,000

Stock issued from sale of private
placement (note 1) on February 22,
1999 @ $0.10 per share                      121,000             12          12,088              --          12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                       (5,628)         (5,628)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 1999                    1,121,000            112          12,988          (5,628)          7,472
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2000                                                                     (7,143)         (7,143)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2000                    1,121,000            112          12,988         (12,771)            329
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2001                                                                     (2,176)         (2,176)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2001                    1,121,000            112          12,988         (14,947)         (1,847)
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2002                                                                     (2,094)         (2,094)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2002                    1,121,000            112          12,988         (17,041)         (3,941)
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2003                                                                     (3,697)         (3,697)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2003                    1,121,000            112          12,988         (20,738)         (7,638)
                                         ==========     ==========      ==========      ==========      ==========
Contributed Capital                                                          8,049                           8,049

Contributed Capital                                                          1,628                           1,628

Net loss, June 30, 2004                                                                     (5,227)         (5,227)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2004                    1,121,000            112          22,665         (25,965)         (3,188)
                                         ==========     ==========      ==========      ==========      ==========
Contributed Capital                                                          7,500                           7,500

Net loss, December 31, 2004                                                                 (8,483)         (8,483)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, DECEMBER 31, 2004                1,121,000     $      112      $   30,165      $  (34,448)     $   (4,171)
                                         ==========     ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          August 26, 1998
                                                Six Months     Six Months    Three Months   Three Months    (inception)
                                                  Ended          Ended          Ended          Ended          through
                                                December 31,   December 31,   December 31,   December 31,   December 31,
                                                   2004           2003           2004           2003           2004
                                                 --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (8,483)      $ (2,856)      $ (5,819)      $ (1,369)      $(34,448)
  Amortization                                         --             --             --             --            351
  (Increase) decrease in organization costs            --             --             --             --           (351)
  Increase (decrease) in accounts payable              --             --         (1,200)          (400)            --
  Increase (decrease) in loans payable              2,500         (6,998)            --             --          6,113
                                                 --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         (5,983)        (9,854)        (7,019)        (1,769)       (28,335)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                             --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in common stock                               --             --             --             --            112
  Change in additional paid-in capital              7,500          9,677          7,500          1,628         30,165
                                                 --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          7,500          9,677          7,500          1,628         30,277
                                                 --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                     1,517           (177)           481           (141)         1,942

CASH AT BEGINNING OF PERIOD                           425            185          1,461            149             --
                                                 --------       --------       --------       --------       --------
CASH AT END OF PERIOD                            $  1,942       $      8       $  1,942       $      8       $  1,942
                                                 ========       ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid                                    $     --       $     --       $     --       $     --
                                                 ========       ========       ========       ========
Income taxes paid                                $     --       $     --       $     --       $     --
                                                 ========       ========       ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

As of December 31, 2004 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $34,448 during the period from August 26, 1998 (inception) through December 31, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


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

NOTE 6. INCOME TAXES

                                                         As of December 31, 2004
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 5,167
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      5,167
     Valuation allowance                                           (5,167)
                                                                  -------

     Net deferred tax assets                                      $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998  Net Operating Loss                                     $ (5,628)
     1999  Net Operating Loss                                       (7,143)
     2000  Net Operating Loss                                       (2,176)
     2001  Net Operating Loss                                       (2,094)
     2002  Net Operating Loss                                       (3,697)
     2003  Net Operating Loss                                       (5,227)
     2004  Net Operating Loss (three months)                        (8,483)
                                                                  --------

     Net Operating Loss                                           $(34,448)
                                                                  ========

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $34,448, which will expire 20 years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

Hornby International's cash balance as of December 31, 2004 is $1,942. We had $200 in revenues for the quarter ending December 31, 2004 and none for the same quarter ending 2003. Operating Expenses were $6,019 for the three months ended December 31, 2004 and $1,369 for the same period in 2003. We believe with our exiting cash and commitments of additional funding from our officer and directors, we will be able to continue our operations for the next twelve months, or until we can obtain additional capital from outside sources. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated minimal revenue through December 31, 2004. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

The report of our independent registered public accounting firm states due to our net loss and limited operations, there is substantial doubt as to our ability to continue as a going concern. In order to remain a going concern and meet our business plan goals, we plan to raise $150,000 through the sale of equity securities. If we are unsuccessful at raising these funds, we plan to rely upon our officer and directors to continue to provide sufficient funding to advance our business plan over the next twelve months and seek new customers.

PLAN OF OPERATION

We formed our company to create an online proofreading and editing service that specializes in improving text in all forms: business plans, term papers, theses, manuscripts, novels, promotional literature, screenplays, marketing documents, etc. As of this filing, we have begun offering services to the public.

Our business plan is for a proposed online proofreading and editing service specializing in proofreading, copyediting, structural editing, and rewriting. Professional writing services (copywriting) will also be available. A client's work will be evaluated, we will estimate our fees via e-mail or fax, and the finished work will be returned to the client through the same medium. Management has extensive experience in the editing and proofreading business and believes there is a viable market for our planned business services based upon the many existing editing and proofreading companies in the U.S. We believe that whether a client is writing an important letter, academic paper or business proposal, professional editing makes their words and message sound better, work better and achieve their desired results. We believe our planned proofreading and editing expertise will enhance our clients' ability to create high-quality written materials for printed or digital purposes.

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site, begun initial sales and made our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We intend to apply to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. Our business plan includes raising cash of $150,000 by March 2005.

We have decided to seek funding through the sale of additional equity securities; however, we have not yet identified any potential purchasers of our securities. After securing our funding, our business plan goals include our need to budget for the first year $18,000 for operating expenses, $25,000 for the purchase of equipment and furniture, $20,000 for the development of our website, $15,000 for a marketing manager, $20,000 for marketing and advertising, $9,000 for a proofreader-editor, and $6,000 for an office assistant-bookkeeper. We currently have no known source for these funds.

In order to fully implement our business plan we need to raise $150,000 in funding. We plan to use this funding and funding from our officer and directors to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until January 2006. As of the date of this filing, we have not identified any potential purchasers of our securities and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for nominal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International. As of the date of this filing, we have a need for additional funds, and our directors have verbally stated they will advance funds sufficient to maintain the company's operations for the next twelve months. In this type of restricted cash flow scenario, we would be unable to complete all of our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may have only nominal operating activities during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

We plan to purchase approximately $25,000 in furniture, computers, and software during the next twelve months. Our business plan provides for us to hire two new employees during the next twelve months.

RISKS

Investors in Hornby International should carefully consider the following risk factors associated with our plans and product:

AS OF THE DATE OF THIS FILING WE ARE A DEVELOPMENT STAGE COMPANY WITH LITTLE REVENUE. THIS WILL MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO EVALUATE OUR FUTURE PLANS AND PROSPECTS.

     Investors should carefully evaluate any investment in our company due to the inherent risks, expenses, delays, and difficulties that will likely be a part of our development. As we are implementing a business plan with initial revenues, we expect to incur net losses in the foreseeable future.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. INCLUDED IN THE FOOTNOTES TO OUR AUDITED FINANCIAL STATEMENTS IS A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

     As noted in our accompanying financial statements, our current financial condition of nominal assets and capital, and only initial revenues create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

AS OF THE DATE OF THIS FILING, HORNBY INTERNATIONAL HAS JUST BEGUN EARNING REVENUE. WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

     The lack of a material proven market for our services means that the true market for this service may be minor or nonexistent. This could result in little or no sales.

OUR BUSINESS STRATEGY REQUIRES US TO RAISE CASH OF $150,000. WITHOUT THIS FUNDING, WE COULD REMAIN AS A DEVELOPMENT STAGE COMPANY WITH MINIMAL MATERIAL OPERATIONS, REVENUES, OR PROFITS.

     We require new funding of $150,000 in order to implement all of our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

OUR COMPETITORS HAVE BEEN IN BUSINESS LONGER THEN WE HAVE AND HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO. SHOULD WE BE UNABLE TO ACHIEVE ENOUGH CUSTOMER MARKET SHARE IN OUR INDUSTRY, WE MAY EXPERIENCE LOWER LEVELS OF REVENUE THAN OUR BUSINESS PLAN ANTICIPATES.

     In our initial revenue stage, we will have size and market share disadvantages as we attempt to implement our marketing plan. We plan to market it by Internet and direct advertising, utilizing the services of a marketing manager. However, we may be unsuccessful in achieving our sales goals and market share and, therefore, be unable to ever become a competitive force in our industry.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of December 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of December 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

HORNBY INTERNATIONAL, INC.

Date: 2/09/05


By: /s/ Maureen Brogan
   ------------------------------------
   Maureen Brogan, President