Form 10QSB
period 2005-03-31
HORNBY INTERNATIONAL INC/CA
filed 2005-05-09
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                  For the Quarterly Period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,121,000 shares of Common Stock outstanding as of March 31, 2005.

PART 1 FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of March 31, 2005 and results of operations and cash flows for the nine months ended March 31, 2005 and 2004. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,          June 30,
                                                                          2005               2004
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    713           $    425
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         713                425
                                                                        --------           --------

      TOTAL ASSETS                                                      $    713           $    425
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     --           $     87
  Loans payable (a related party)                                          6,113              3,526
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  6,113              3,613
                                                                        --------           --------

      TOTAL LIABILITIES                                                    6,113              3,613

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                           --                 --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of March 31, 2005 and June 30, 2004)                       112                112
  Additional paid-in capital                                              30,165             22,665
  Deficit accumulated during development stage                           (35,677)           (25,965)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (5,400)            (3,188)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    713           $    425
                                                                        ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                      August 26, 1998
                                         Nine Months     Nine Months   Three Months    Three Months     (inception)
                                           Ended           Ended          Ended           Ended          through
                                          March 31,       March 31,      March 31,       March 31,       March 31,
                                            2005            2004           2005            2004            2005
                                         -----------    -----------     -----------     -----------     -----------
REVENUES
  Revenues                               $       200    $        --     $        --     $        --     $       200
                                         -----------    -----------     -----------     -----------     -----------
TOTAL REVENUES                                   200             --              --              --             200

GENERAL & ADMINISTRATIVE EXPENSES              9,912          3,140           1,229             284          35,877
                                         -----------    -----------     -----------     -----------     -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        9,912          3,140           1,229             284          35,877
                                         -----------    -----------     -----------     -----------     -----------

NET LOSS                                 $    (9,712)   $    (3,140)    $    (1,229)    $      (284)    $   (35,677)
                                         ===========    ===========     ===========     ===========     ===========

BASIC LOSS PER SHARE                     $     (0.01)   $     (0.00)    $     (0.00)    $     (0.00)
                                         ===========    ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,121,000      1,121,000       1,121,000       1,121,000
                                         ===========    ===========     ===========     ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From August 26, 1998 (inception) through March 31, 2005
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                        Accumulated
                                                          Common         Additional       During
                                           Common         Stock           Paid-in       Development
                                            Stock         Amount          Capital          Stage           Total
                                            -----         ------          -------          -----           -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                   1,000,000     $      100      $      900      $       --      $    1,000

Stock issued from sale of private
placement (note 1) on February 22,
1999 @ $0.10 per share                      121,000             12          12,088              --          12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                       (5,628)         (5,628)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 1999                    1,121,000            112          12,988          (5,628)          7,472
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2000                                                                     (7,143)         (7,143)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2000                    1,121,000            112          12,988         (12,771)            329
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2001                                                                     (2,176)         (2,176)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2001                    1,121,000            112          12,988         (14,947)         (1,847)
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2002                                                                     (2,094)         (2,094)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2002                    1,121,000            112          12,988         (17,041)         (3,941)
                                         ==========     ==========      ==========      ==========      ==========
Net loss, June 30, 2003                                                                     (3,697)         (3,697)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2003                    1,121,000            112          12,988         (20,738)         (7,638)
                                         ==========     ==========      ==========      ==========      ==========
Contributed Capital                                                          8,049                           8,049

Contributed Capital                                                          1,628                           1,628

Net loss, June 30, 2004                                                                     (5,227)         (5,227)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, JUNE 30, 2004                    1,121,000            112          22,665         (25,965)         (3,188)
                                         ==========     ==========      ==========      ==========      ==========
Contributed Capital                                                          7,500                           7,500

Net loss, March 31, 2005                                                                    (9,712)         (9,712)
                                         ----------     ----------      ----------      ----------      ----------
BALANCE, MARCH 31, 2005                   1,121,000     $      112      $   30,165      $  (35,677)     $   (5,400)
                                         ==========     ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         August 26, 1998
                                                 Nine Months   Nine Months  Three Months   Three Months    (inception)
                                                    Ended         Ended        Ended          Ended         through
                                                  March 31,     March 31,     March 31,      March 31,      March 31,
                                                    2005          2004          2005          2004            2005
                                                  --------      --------      --------      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (9,712)     $ (3,140)     $ (1,229)     $   (284)       $(35,677)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Amortization                                       --            --            --            --             351
  Changes in operating assets and liabilities:
    (Increase) decrease in organization costs           --            --            --            --            (351)
     Increase (decrease) in accounts payable           (87)         (713)           --          (713)             --
     Increase (decrease) in loans payable            2,587        (5,462)           --         1,536           6,113
                                                  --------      --------      --------      --------        --------
       NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                        (7,212)       (9,315)       (1,229)          539         (29,564)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                            --            --            --            --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in common stock                                --            --            --            --             112
  Change in additional paid-in capital               7,500         9,677            --            --          30,165
                                                  --------      --------      --------      --------        --------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                         7,500         9,677            --            --          30,277
                                                  --------      --------      --------      --------        --------

NET INCREASE (DECREASE) IN CASH                        288           362        (1,229)          539             713

CASH AT BEGINNING OF PERIOD                            425           185         1,942             8              --
                                                  --------      --------      --------      --------        --------

CASH AT END OF PERIOD                             $    713      $    547      $    713      $    547        $    713
                                                  ========      ========      ========      ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid                                     $     --      $     --      $     --      $     --
                                                  ========      ========      ========      ========
Income taxes paid                                 $     --      $     --      $     --      $     --
                                                  ========      ========      ========      ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

On August 26, 1998, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $1,000.

On February 22, 1999 the Company completed a private placement of securities without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) of the securities Act. The Company sold 121,000 shares of common stock at a price of $0.10 per share for a total amount raised of $12,100.

As of March 31, 2005 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $35,677 during the period from August 26, 1998 (inception) through March 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

NOTE 6. INCOME TAXES

                                                            As of March 31, 2005
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 5,352
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      5,352
     Valuation allowance                                           (5,352)
                                                                  -------

     Net deferred tax assets                                      $     0
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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                      $ (5,628)
     1999 Net Operating Loss                                        (7,143)
     2000 Net Operating Loss                                        (2,176)
     2001 Net Operating Loss                                        (2,094)
     2002 Net Operating Loss                                        (3,697)
     2003 Net Operating Loss                                        (5,227)
     2004 Net Operating Loss (nine months)                          (9,712)
                                                                  --------

     Net Operating Loss                                           $(35,677)
                                                                  ========

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $35,677, which will expire 20 years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2005

Hornby International's cash balance as of March 31, 2005 is $713. We had no revenues for the quarter ending March 31, 2005 and none for the same quarter ending 2004. Operating Expenses were $9,912 for the three months ended March 31, 2005 and $3,140 for the same period in 2004. We believe with our existing cash, expected revenues and commitments of additional funding from our officer and directors, we will be able to continue our operations for the next twelve months, or until we can obtain additional capital from outside sources. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated minimal revenue through March 31, 2005. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

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

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site, begun initial sales and made our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We have contacted a market maker to apply to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. Our business plan includes raising cash of $150,000 by June 2005.

We have decided to seek funding through the sale of additional equity securities, however, we have not yet identified any potential purchasers of our securities. After securing our funding, our business plan goals include our need to budget for the first year $18,000 for operating expenses, $25,000 for the purchase of equipment and furniture, $20,000 for the development of our website, $15,000 for a marketing manager, $20,000 for marketing and advertising, $9,000 for a proofreader-editor, and $6,000 for an office assistant-bookkeeper. We currently have no known source for these funds.

In order to fully implement our business plan we need to raise $150,000 in funding. We plan to use this funding and funding from our officer and directors to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until April 2006. As of the date of this filing, we have not identified any potential purchasers of our securities and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for nominal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International. As of the date of this filing, we have a need for additional funds, and our directors have verbally stated they will advance funds sufficient to maintain the company's operations for the next twelve months. In this type of restricted cash flow scenario, we would be unable to complete all of our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may have only nominal operating activities during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

     We are not registered on any public stock exchange, however, we have contacted a market maker to apply for trading on the OTC Electronic Bulletin Board. We do not know when we will be approved for trading, if at all, and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of March 31, 2005, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of March 31, 2005, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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


HORNBY INTERNATIONAL, INC.

Date: 5/04/05


By: /s/ Maureen Brogan
   ------------------------------------
   Maureen Brogan, President