Form 10KSB
period 2005-06-30
HORNBY INTERNATIONAL INC/CA
filed 2005-09-27
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No

The issuer had revenues of $200 for the year ended June 30, 2005.

As of June 30, 2005, the registrant had 1,121,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I......................................................................  1
ITEM 1.  DESCRIPTION OF BUSINESS............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY............................................ 10
ITEM 3.  LEGAL PROCEEDINGS.................................................. 10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............. 10

PART II .................................................................... 10
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 10
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................... 11
ITEM 7.  FINANCIAL STATEMENTS .............................................. 12
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE......................................................... 20

PART III.................................................................... 21
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 21
ITEM 10. EXECUTIVE COMPENSATION............................................. 22
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 23
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 23
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 23
ITEM 14. CONTROLS AND PROCEDURES............................................ 24
SIGNATURES.................................................................. 24

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

We are currently a development stage company.

We formed our company to create an online proofreading and editing service that specializes in improving text in all forms: business plans, term papers, theses, manuscripts, novels, promotional literature, screenplays, marketing documents, etc. As of this filing, we are a development stage company with a limited offering of services.

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

We intend to assess the objective of our client's document and help them to achieve it by providing a variety of services, specifically tailored to the needs of the individual client. The services we plan offer are as follows:

     PROOFREADING This is the most basic service and involves the correction of errors in spelling, grammar, punctuation or usage, and polishing the copy to ensure consistency of style and the elimination of errors that undermine the documents credibility and draws attention away from the client's ideas.

     COPYEDITING This service involves refining details, changing poorly phrased sections of a text and trimming away excesses so that ideas flow smoothly to ensure that the client's ideas are conveyed concisely. Copyediting corrects grammatical and mechanical errors, spelling mistakes, awkward phrasing, inconsistencies in style, problems with gender and ethnicity bias, and unclear writing.

     STRUCTURAL EDITING This service involves reworking the logic, verbiage, and the organization of a document to ensure that it is presented appropriately to the intended audience for maximize impact.

     REWRITING If a client requests a text edit and we judge the material to be too problematic, we may present them with the option of having the text rewritten. Utilizing the original text as the source of ideas and information, we will rewrite the document, develop content that is logical and accurate, and transform it into a well-structured and easy-to-read presentation of the original idea.

     COPYWRITING This is a professional writing service, rather than a "repair" service. In addition to the client's general idea, existing notes and background information, we will also do our own research to prepare a complete well-written document.

     WRITING AND RESEARCH We can also provide assistance with: annotated bibliographies; design of manuals, documents, handbooks, and research proposals; report writing; grant submissions/research proposals; summarization of journal articles; information research and retrieval; general writing and ghost writing; resumes; learning packages; multi-media projects; organization and refinement of projects written by multiple authors.

We believe writing is one of the most complex cognitive activities human beings can engage in. Businesses using the written word for their commercial purposes must perfect their written materials to ensure their ability to communicate with customers. Proofreading and editing help to perfect this extremely difficult process. Our services are acquired skills. Proofreading and editing are learned skills that are perfected over time with practice and processes. Our business will seek to improve our clients written materials by implementing these skills when reviewing their materials.

Proofreading is one of the mainstays of our business. It is the final step in the editing process. Proofreading is usually done just before an edited document is sent for printing or publication and involves comparing two documents (an original and a changed version) to check that the required changes have been made. It captures all remaining errors and inconsistencies that can undermine written work and cause a reader to question the competency of the source. We have mastered the skills of proofreading through these practices: double checking, slow reading, reading out loud, proofreading more than once, and reading what is actually on the page.

When we proofread a clients document we will:

     *    Check that all copyediting changes were made.
     *    Mark typographical mistakes.
     *    Do a final check for remaining errors.
     *    Prepare a style sheet if necessary.

Many if not all errors in written work are made unconsciously. It is the unconscious nature of errors that makes proofreading such a difficult task. Reading must be slowed down to the point where each word is read aloud, word by word. Each word must be doubted and then confirmed in order to catch mistakes. Reading out loud forces you to slow down, you hear what you are reading as well as see it, so you are using two senses rather than one. It is often easier to hear a mistake such as an omitted or repeated word than it is to see it when reading silently. It is also easier for a second party to catch a mistake than it is for the original author to catch it. Also, when proofreading in pairs errors are easier to catch. This is a time-consuming process that requires practice to be effective.

Another reason for intentionally slowing down when proofreading is that when you read normally, you often only see what are known as "shells of words." Shells are the first few or the last few letters of a word. Shells are created by the brain when reading because the brain only requires a few letters to register and understand the entire word. You will fix your eyes on a single point in a sentence, only three or four times per line, or less. The brain registers the words in-between the fixation points using your peripheral vision, which gets less accurate the farther it is from the original fixation point. An average reader can only register six letters accurately per fixation point. This means that in order to proofread accurately you have to fix your eyes on almost every word that is written and do it twice with longer words.

The two main causes for errors in written communication are; faulty information from the kinesthetic memory or a split second of inattention. For example, if you have always misspelled a word like "obvious," you will unthinkingly misspell it again. This is the result of poor information from the kinesthetic memory. The reason for these mistakes is simple. The brain works faster than the pen or the keyboard. As a result of these two common causes for error, the possibilities for any number of grammatical errors can occur. Some of the errors that commonly occur as a result of poor kinesthetic memory and inattention are; run-on sentences and sentence fragments, punctuation, misspelling, quotation marks, subject-verb agreements, sentence length, apostrophes, tenses, capitalization, paragraphing, and omissions. The final problem that causes errors is simply poor typing skills or what are known as "typos." These errors are extremely common, but are not often identified and end up mistakenly in final documents. Our proofreading systems will extract these mistakes for our clients.

With our copyediting service, we will seek to refine our clients text by removing superfluous text, checking for and correcting grammatical syntax errors, and re-phrasing sentences to improve the readability and content flow. Copyeditors ensure that a text's message and meaning are clear and engaging. Our copyeditors will examine our clients work for syntax, brevity, redundancies, lapses in tone and style, and will reword cumbersome phrasing. We will also fact check within the realm of general knowledge.

When we are copyediting we are checking for:

     *    Poor grammar
     *    Spelling
     *    Usage
     *    Punctuation
     *    Style
     *    Accuracy
     *    Consistency
     *    Syntax

Often both services, proofreading and copyediting, will be implemented simultaneously. Copyediting is for spotting and fixing sentence-level problems. It requires two kinds of reading and demands at least two passes through a document. The first reading is for sentences that do not necessarily have grammatical or mechanical "errors" in them, but are, in some way, awkward or unclear in their meaning. These often occur when the author is dealing with complex or unfamiliar ideas or concepts. Our clients documents will be edited to eradicate these unclear sentences.

The second reading is for mechanical and grammatical errors. During this read, we read for form rather than meaning. These kinds of errors can completely nullify the credibility of a document for the reader. Wherefore we will work closely with our clients to quickly identify patterns of mistakes in their copywriting. Often the same mistakes will occur repeatedly with an author. One of our abilities is identifying an author's negative patterns in order to improve future writing for their businesses.

In order for our clients to effectively deliver their messages, written documents must confirm their credibility. This is true for printed documents and those on the World Wide Web. Typos and errors can discredit a Website very quickly in the mind of the reader. Errors can undermine the document and draw attention away from its ideas. Our services can be tailored to meet the needs of the rapid-document generation, while remaining cost-effective by chiseling away at the copy to refine details, trim away excess, and ensure that our clients ideas are communicated concisely and precisely. We will do this by offering lower cost light proofreading and editing services with maintenance contracts to handle the long-term rapid changes that are necessary for online content to remain viable.

Structural editing services will be offered by our company to improve the content, and increase the effectiveness and logical flow of the ideas being written by our clients. Our structural editors will rework the logic, verbiage, and the organization of an entire document. Structural editing skills are used when an author is unsure of the logic, progression, and clarity of the writing. Structural editing ensures succinctness, while preserving and enhancing content and style. Our structural editors will analyze an entire project for:

     *    Missing information.
     *    Variations in tone and gaps in logic.
     *    Appropriateness of language

We will also reorganize and correct:

     *    Poor structure
     *    Incorrect sequencing and formatting
     *    Erroneous syntax
     *    Unclear wording

Structural editing doesn't proofread for grammatical and mechanical errors, but rather proofreads for errors in the concepts being communicated. A structural editor is the "big picture" editor. Our structural editors rethink, revise, and reorganize documents and engineer informational concepts to optimize them for maximum impact. Content simply comes down to concepts, and a concept is what is targeted at the audience. These tailored product or service messages are intended to drive consumer action for a company. If the logical flow of a document incorrectly communicates its message or misses its target audience, the company's bottom line will suffer. We will assess the objective of the document and seek to improve its ability to reach that objective in order to help our clients increase their profitability.

The steps taken for effective structural editing are to; identify typical errors, make a hierarchy, learn the concepts, develop a strategy and apply the strategy. Structural editing can focus upon organization and paragraphing to improve the document. If the thesis statement of the document is not directly stated, then a structural editor will create an alternate. If the central idea of each paragraph is not clearly understood and supportive of the thesis statement, then a structural editor will list two or three options to clarify the central idea and support the thesis. These processes will help determine whether or not the paragraph clearly relates to the thesis of the entire document and supports the author's message. In order to improve individual paragraph clarity the structural editor will; locate the central idea of the paragraph and reduce it to a single word or phrase, look at each paragraph separately and consider only the information in that paragraph, decide if enough details in the paragraph support the central idea of it, and determine if all the details are relevant. This process will improve the overall coherence of the document.

Often a structural editor will review the transitional ideas between paragraphs. These transitional ideas frequently are the sources of mistakes in the logical flow of a document. Sometimes, transitions are single words or small phrases; just as often they are whole sentences that connect ideas. In order to improve or correct a mistake in a document we will often need to; make a transition more explicit, create new transitions where none existed, eliminate jargon, or re-arrange the order of the paragraphs to make a transition possible. These changes can make a substantial difference in a document's ability to achieve its intended purpose. Our structural editing services should increase the viability and credibility of our clients written work.

Our company recognizes that writing truly is re-writing. A critical eye towards a document can make the difference between successfully communicated ideas and failed communication. We will re-create a manuscript or parts of a manuscript based upon the existing content and research that our clients provide for us. This process will generally involve additional research and the writing of new material. Once we have established the writing objectives of our clients, we will advise them on how to achieve those goals and provide written alternatives to the current text for them to use. In the case of specialized subjects areas, such as technical, medical or scientific text, we will use professional writers that are knowledgeable in that genre or specific subject area.

Often the best way to provide clarity to a reader is to remove the jargon from a text. This can be done with a plain writing style. When we re-write a text for our clients, we will aim to create effective documents that will be easily understood by their intended audience through the use of plain-language writing. Plain language involves not only the use of clear, concise, language and appropriate reading level, but also a well-organized layout and cogent design of the materials. We will help to re-design a document during the re-writing process for our clients.

Our writers will specialize in turning ideas into strong writing. We will work with our clients to make the writing and creation of documents simpler and more effective. We believe we will be able to assist our clients in increasing sales, expanding a business or industry, increasing consumer loyalty, and increasing the quality of academic research with our writing services. We plan to handle commercial fiction and trade non-fiction.

Our primary goals are to assist people who have difficulty expressing their ideas or research in writing, and to polish and refine the writings of those clients who want to transform their existing good-writing abilities into refined examples of excellent prose.

In order to offer our services to the public, we intend to hire a marketing manager to handle the majority of our planned marketing and advertising in publications and on the Internet.

After securing funding of $150,000 in December 2005, our planned time line to deliver our services through August 2006 is as follows:

DECEMBER 2005: Budget $2,000 per month for operating expenses, total of $18,000.

JANUARY 2006: Purchase (4) computers, software, (3) printers, office equipment and furniture, total of $25,000.

FEBRUARY 2006: Expand and ready the web site for business by March 2005, total of $20,000.

MARCH 2006: Hire a marketing manager for $3,000 per month, total of $15,000.

APRIL 2006: Budget $5,000 per month for marketing and advertising, total of $20,000.

JUNE 2006: Hire a proofreader-editor for $3,000 per month, total of $9,000.

JULY 2006: Hire an office assistant-bookkeeper for $2,000 per month, total of $6,000.

Total budget costs and expenses through end of first twelve months: $113,000.

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

SUPPLIERS AND SOURCES OF RAW MATERIALS

We will utilize our management's background to offer our proofreading/editing service on the Internet without the use of major suppliers of raw materials. Our business plan includes our need to purchase four inexpensive personal computers, off-the-shelf document management software, and related printers. At the time of this filing, we have not chosen a vendor for this equipment and software.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Hornby International is seeking a broad base of customers. Our business plan does not depend on targeting any one or just a few major corporate customers. We intend to utilize our management's experience to make our services easily accessible via web search engines as well as direct advertising to target audiences including:

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

HORNBY INTERNATIONAL HAS NO MATERIAL SALES, PROVEN MARKET, OR CONSUMER DEMAND. WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

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

No matters were submitted to a vote of security holders during the year ended June 30, 2005.

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

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of June 30, 2005, Hornby International had 38 shareholders of record. We have paid no cash dividends and have no outstanding options.

As of the date of this filing, we have contacted a market maker regarding participation in a future trading market for our securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hornby International current cash balance is $63. With no remaining company cash, we currently rely upon our officer and directors, who have verbally agreed to provide minimal funding we need until such time as we can secure additional capital. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated no revenue to date. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

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

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site, and began to make our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We have contacted a market maker to submit an application on our behalf to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. Our business plan includes raising cash of $150,000 by December 2005. At this time, while we have decided to seek funding through the sale of additional equity securities, we have not determined a source of this cash. After securing our funding, our business plan goals include our need to budget for the first year $18,000 for operating expenses, $25,000 for the purchase of equipment and furniture, $20,000 for the development of our website, $15,000 for a marketing manager, $20,000 for marketing and advertising, $9,000 for a proofreader-editor, and $6,000 for an office assistant-bookkeeper. We currently have no known source for these funds.

We will only be able to implement our business plan if we receive funding. We plan to raise $150,000 in funding and intend to use funding we receive to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until August 2006. As of the date of this filing, we have not identified any sources of our planned funding and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for minimal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International. As of the date of this filing, we have a need for additional funds, and our directors have verbally stated they will advance funds sufficient to maintain the company's reduced level of activities for the next twelve months. In this type of restricted cash flow scenario, we would be unable to complete all of our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

We plan to purchase approximately $25,000 in furniture, computers, and software during the next twelve months. Our business plan provides for us to hire two new employees during the next twelve months.

ITEM 7 - FINANCIAL STATEMENTS

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation


Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the of American Institute
                                            of Certified Public Accountants
                                            Registered with the Public Company
                                            Accounting Oversight Board

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Hornby International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hornby International, Inc. (A Development Stage Company) as of June 30, 2005 and 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period of August 26, 1998 (inception) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hornby International, Inc. as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended and for the period of August 26, 1998 (inception) through June 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

August 16, 2005
Chula Vista, California


                      371 'E' Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        June 30,           June 30,
                                                                          2005               2004
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     63           $    425
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          63                425
                                                                        --------           --------

      TOTAL ASSETS                                                      $     63           $    425
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     --           $     87
  Loans payable (a related party)                                          6,613              3,526
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  6,613              3,613
                                                                        --------           --------

      TOTAL LIABILITIES                                                    6,613              3,613

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                           --                 --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of June 30, 2005 and 2004)                                 112                112
  Paid-in capital                                                         30,165             22,665
  Deficit accumulated during development stage                           (36,827)           (25,965)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (6,550)            (3,188)
                                                                        --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     63           $    425
                                                                        ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                August 26, 1998
                                                                                  (inception)
                                             Year Ended         Year Ended         through
                                              June 30,           June 30,          June 30,
                                                2005               2004              2005
                                             -----------        -----------       -----------
REVENUES
    Revenues                                 $       200        $        --       $       200
                                             -----------        -----------       -----------
TOTAL REVENUES                                       200                 --               200

GENERAL & ADMINISTRATIVE EXPENSES                 11,062              5,227            37,027
                                             -----------        -----------       -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           11,062              5,227            37,027
                                             -----------        -----------       -----------

NET LOSS                                     $   (10,862)       $    (5,227)      $   (36,827)
                                             ===========        ===========       ===========

BASIC LOSS PER SHARE                         $     (0.01)       $     (0.00)
                                             ===========        ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                    1,121,000          1,124,071
                                             ===========        ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From August 26, 1998 (inception) through June 30, 2005
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                             Common      Additional     During
                                              Common         Stock        Paid-in     Development
                                              Stock          Amount       Capital        Stage          Total
                                              -----          ------       -------        -----          -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                     1,000,000       $   100       $   900      $     --       $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                        121,000            12        12,088            --         12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                    (5,628)        (5,628)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 1999                      1,121,000           112        12,988        (5,628)         7,472
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2000                                                                  (7,143)        (7,143)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,121,000           112        12,988       (12,771)           329
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2001                                                                  (2,176)        (2,176)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2001                      1,121,000           112        12,988       (14,947)        (1,847)
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2002                                                                  (2,094)        (2,094)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2002                      1,121,000           112        12,988       (17,041)        (3,941)
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2003                                                                  (3,697)        (3,697)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2003                      1,121,000       $   112       $12,988      $(20,738)      $ (7,638)
                                            ---------       -------       -------      --------       --------

Contributed Capital                                                         8,049                        8,049

Contributed Capital                                                         1,628                        1,628

Net loss,  June 30, 2004                                                                 (5,227)        (5,227)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2004                      1,121,000       $   112       $22,665      $(25,965)      $ (3,188)
                                            ---------       -------       -------      --------       --------
Contributed Capital                                                         7,500                        7,500

Net loss,  June 30, 2005                                                                (10,862)       (10,862)
                                            ---------       -------       -------      --------       --------
BALANCE,  JUNE 30, 2005                     1,121,000       $   112       $30,165      $(36,827)      $ (6,550)
                                            =========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                               August 26, 1998
                                                                                                 (inception)
                                                                  Year Ended     Year Ended       through
                                                                   June 30,       June 30,        June 30,
                                                                     2005           2004            2005
                                                                   --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,862)      $ (5,227)       $(36,827)
  Amortization                                                           --             --             351
  (Increase) decrease in organization costs                              --             --            (351)
  Increase (decrease) in accounts payable                               (87)          (738)             --
  Increase (decrease) in loans payable                                3,087         (3,472)          6,613
                                                                   --------       --------        --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,862)        (9,437)        (30,214)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of commons stock                                --             --             112
  Proceeds from issuance of paid in capital                           7,500          9,677          30,165
                                                                   --------       --------        --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,500          9,677          30,277
                                                                   --------       --------        --------

NET INCREASE (DECREASE) IN CASH                                        (362)           240              63

CASH AT BEGINNING OF YEAR                                               425            185              --
                                                                   --------       --------        --------

CASH AT END OF YEAR                                                $     63       $    425        $     63
                                                                   ========       ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $     --       $     --
                                                                   ========       ========
  Income taxes paid                                                $     --       $     --
                                                                   ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2005


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

As of June 30, 2005 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2005


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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2005


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $36,827 during the period from August 26, 1998 (inception) through June 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2005


NOTE 6. INCOME TAXES

                                                             As of June 30, 2005
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 5,524
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       5,524
     Valuation allowance                                            (5,524)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $ (5,628)
     1999 Net Operating Loss                                         (7,143)
     2000 Net Operating Loss                                         (2,176)
     2001 Net Operating Loss                                         (2,094)
     2002 Net Operating Loss                                         (3,697)
     2003 Net Operating Loss                                         (5,227)
     2004 Net Operating Loss                                        (10,862)
                                                                   --------

     Net Operating Loss                                            $(36,827)
                                                                   ========

As of June 30, 2005, the Company has a net operating loss carryforward of approximately $36,827, which will expire 20 years from the date the loss was incurred.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Armando C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of June 30, 2005.

     Name              Age            Position                 Term of Office
     ----              ---            --------                 --------------
Maureen Brogan         42       Director, President,       Until annual meeting
                                Sec., Treas.               of the Stockholders

Elaine Sulima          41       Director

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

                           Summary Compensation Table

                                              Other
Name &                                       annual      Restricted                        All other
principal                                    compen-       stock      Options    LTIP       compen-
position      Year   Salary($)   Bonus($)    sation($)    awards($)     SARs   Payouts($)   sation($)
--------      ----   ---------   --------    ---------    ---------     ----   ----------   ---------
M. Brogan     2004      -0-        -0-         -0-          -0-          -0-      -0-          -0-
President     2005      -0-        -0-         -0-          -0-          -0-      -0-          -0-

E. Sulima     2004      -0-        -0-         -0-          -0-          -0-      -0-          -0-
Director      2005      -0-        -0-         -0-          -0-          -0-      -0-          -0-

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Hornby International's voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of Hornby's common stock through the most current date - June 30, 2005:

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of June 30, 2005, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of June 30, 2005, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBY INTERNATIONAL, INC.

By: /s/ Maureen Brogan
   --------------------------------
   Maureen Brogan
   Director and President                               Dated September 26, 2004


By: /s/ Elaine Sulima
   --------------------------------
   Elaine Sulima
   Director                                             Dated September 26, 2004