Form 10QSB
period 2005-09-30
HORNBY INTERNATIONAL INC/CA
filed 2005-11-17
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                For the Quarterly Period ended September 30, 2005


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,121,000 shares of Common Stock outstanding as of September 30, 2005.

                          PART I FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of September 30, 2005 and results of operations and cash flows for the three months ended September 30, 2005 and 2004. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of              As of
                                                                September 30,        June 30,
                                                                    2005               2005
                                                                  --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                            $  4,862           $     63
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                 4,862                 63
                                                                  --------           --------

      TOTAL ASSETS                                                $  4,862           $     63
                                                                  ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan payable (a related party)                                  $  6,613           $  6,613
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                            6,613              6,613
                                                                  --------           --------

      TOTAL LIABILITIES                                              6,613              6,613

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                     --                 --
  Common stock ($.0001 par value, 80,000,000
   shares authorized; 1,121,000 shares issued and
   outstanding as of September 30, 2005 and
   June 30, 2005)                                                      112                112
  Paid-in capital                                                   35,165             30,165
  Deficit accumulated during development stage                     (37,028)           (36,827)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,751)            (6,550)
                                                                  --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $  4,862           $     63
                                                                  ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                      August 26, 1998
                                            Three Months          Three Months          (inception)
                                               Ended                 Ended                through
                                            September 30,         September 30,         September 30,
                                               2005                  2004                  2005
                                            -----------           -----------           -----------
REVENUES
  Revenues                                  $        --           $        --           $       200
                                            -----------           -----------           -----------
TOTAL REVENUES                                       --                    --                   200

GENERAL & ADMINISTRATIVE EXPENSES                   201                 2,664                37,228
                                            -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             201                 2,664                37,228
                                            -----------           -----------           -----------

NET LOSS                                    $      (201)          $    (2,664)          $   (37,028)
                                            ===========           ===========           ===========

BASIC LOSS PER SHARE                        $     (0.00)          $     (0.00)
                                            ===========           ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   1,121,000             1,121,000
                                            ===========           ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From August 26, 1998 (inception) through September 30, 2005
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                             Common      Additional     During
                                              Common         Stock        Paid-in     Development
                                              Stock          Amount       Capital        Stage          Total
                                              -----          ------       -------        -----          -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                     1,000,000       $   100       $   900      $     --       $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                        121,000            12        12,088            --         12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                    (5,628)        (5,628)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 1999                      1,121,000           112        12,988        (5,628)         7,472
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2000                                                                  (7,143)        (7,143)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,121,000           112        12,988       (12,771)           329
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2001                                                                  (2,176)        (2,176)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2001                      1,121,000           112        12,988       (14,947)        (1,847)
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2002                                                                  (2,094)        (2,094)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2002                      1,121,000           112        12,988       (17,041)        (3,941)
                                            ---------       -------       -------      --------       --------

Net loss, June 30, 2003                                                                  (3,697)        (3,697)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2003                      1,121,000       $   112       $12,988      $(20,738)      $ (7,638)
                                            ---------       -------       -------      --------       --------

Contributed Capital                                                         8,049                        8,049

Contributed Capital                                                         1,628                        1,628

Net loss,  June 30, 2004                                                                 (5,227)        (5,227)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2004                      1,121,000       $   112       $22,665      $(25,965)      $ (3,188)
                                            ---------       -------       -------      --------       --------
Contributed Capital                                                         7,500                        7,500

Net loss, June 30, 2005                                                                 (10,862)       (10,862)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2005                      1,121,000       $   112       $30,165      $(36,827)      $ (6,550)
                                            ---------       -------       -------      --------       --------
Contributed Capital                                                         5,000                        5,000

Net loss, September 30, 2005                                                               (201)          (201)
                                            ---------       -------       -------      --------       --------
BALANCE, SEPTEMBER 30, 2005                 1,121,000       $   112       $35,165      $(37,028)      $ (1,751)
                                            =========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  August 26, 1998
                                                              Three Months       Three Months      (inception)
                                                                 Ended              Ended            through
                                                              September 30,      September 30,       June 30,
                                                                 2005               2004               2005
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $   (201)          $ (2,664)          $(37,028)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Amortization                                                     --                 --                351
    (Increase) decrease in organization costs                        --                 --               (351)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                          --              1,200                 --
    Increase (decrease) in loans payable                             --              2,500              6,613
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (201)             1,036            (30,415)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of commons stock                            --                 --                112
  Proceeds from issuance of paid in capital                       5,000                 --             35,165
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        5,000                 --             35,277
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   4,799              1,036              4,862

CASH AT BEGINNING OF PERIOD                                          63                425                 --
                                                               --------           --------           --------
CASH AT END OF PERIOD                                          $  4,862           $  1,461           $  4,862
                                                               ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                $     --           $     --           $     --
                                                               ========           ========           ========
  Income taxes paid                                            $     --           $     --           $     --
                                                               ========           ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


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

As of September 30, 2005 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $37,028 during the period from August 26, 1998 (inception) through September 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2005


NOTE 6. INCOME TAXES

                                                        As of September 30, 2005
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $  5,554
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                      5,554
     Valuation allowance                                           (5,554)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                     $ (5,628)
     1999 Net Operating Loss                                       (7,143)
     2000 Net Operating Loss                                       (2,176)
     2001 Net Operating Loss                                       (2,094)
     2002 Net Operating Loss                                       (3,697)
     2003 Net Operating Loss                                       (5,227)
     2004 Net Operating Loss                                      (10,862)
     2005 Net Operating Loss (three months)                          (201)
                                                                 --------

     Net Operating Loss                                          $(37,028)
                                                                 ========

As of September 30, 2005, the Company has a net operating loss carryforward of approximately $37,028, which will expire 20 years from the date the loss was incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's Form 10KSB for the year ended June 30, 2005.

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2005

Hornby International's cash balance as of September 30, 2005 is $4,862. We had no revenues for the quarter ending September 30, 2005 and none for the same quarter ending 2004. Operating Expenses were $201 for the three months ended September 30, 2005 and $2,664 for the same period in 2004. We believe with our existing cash, expected revenues and commitments of additional funding from our officer and directors, we will be able to continue our operations for the next twelve months, or until we can obtain additional capital from outside sources. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated minimal revenue through September 30, 2005. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

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

Our business plan is for a proposed online proofreading and editing service specializing in proofreading, copyediting, structural editing, and rewriting. Professional writing services (copywriting) will also be available. A client's work will be evaluated, we will estimate our fees via e-mail or fax, and the finished work will be returned to the client through the same medium. Management has extensive experience in the editing and proofreading business and believes there is a viable market for our planned business services based upon the many existing editing and proofreading companies in the U.S. We believe that whether a client is writing an important letter, academic paper or business proposal, professional editing makes their words and message sound better, work better and achieve their desired results. We believe our planned proofreading and editing expertise will enhance our client's ability to create high-quality written materials for printed or digital purposes.

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site, begun initial sales and made our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We have contacted a market maker to apply to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. Our business plan includes raising cash of $150,000 by January 2006.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of September 30, 2005, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of September 30, 2005, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

HORNBY INTERNATIONAL, INC.

Date: 11/16/05


By: /s/ Maureen Brogan
   -------------------------------
   Maureen Brogan, President