Form 10QSB
period 2006-03-31
HORNBY INTERNATIONAL INC/CA
filed 2006-05-15
CIK 1079642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 2006

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

There were 1,121,000 shares of Common Stock outstanding as of March 31, 2006.

                          PART I FINANCIAL INFORMATION

PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The un-audited consolidated financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished in the opinion of management, reflects all adjustments necessary to present fairly, and not misleading, the financial position as of March 31, 2006 and results of operations and cash flows for the nine months ended March 31, 2006 and 2005. The results of operations are not necessarily indicative of results, which may be expected for any other interim period, or for the year as a whole.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    March 31,          June 30,
                                                                      2006               2005
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    114           $     63
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                     114                 63
                                                                    --------           --------

      TOTAL ASSETS                                                  $    114           $     63
                                                                    ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans payable (a related party)                                   $  8,363           $  6,613
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                              8,363              6,613
                                                                    --------           --------

      TOTAL LIABILITIES                                                8,363              6,613

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,0000
   shares authorized; none issued and outstanding.)                       --                 --
  Common stock ($.0001 par value, 80,000,000 shares
   authorized; 1,121,000 shares issued and outstanding
   as of March 31, 2006 and June 30, 2005                                112                112
  Paid-in capital                                                     35,165             30,165
  Deficit accumulated during development stage                       (43,526)           (36,827)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (8,249)            (6,550)
                                                                    --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)            $    114           $     63
                                                                    ========           ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                               August 26, 1998
                              Nine Months     Nine Months     Three Months     Three Months      (inception)
                                Ended           Ended            Ended            Ended            through
                               March 31,       March 31,        March 31,        March 31,        March 31,
                                 2006            2005             2006             2005             2006
                              -----------     -----------      -----------      -----------      -----------
REVENUES
  Revenues                    $        --     $       200      $        --      $        --      $       200
                              -----------     -----------      -----------      -----------      -----------
TOTAL REVENUES                         --             200               --               --              200

OPERATING EXPENSES
  Administrative Expenses           6,699           9,912            4,736            1,229           43,726
                              -----------     -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES            6,699           9,912            4,736            1,229           43,726
                              -----------     -----------      -----------      -----------      -----------

NET LOSS                      $    (6,699)    $    (9,712)     $    (4,736)     $    (1,229)     $   (43,526)
                              ===========     ===========      ===========      ===========      ===========

BASIC LOSS PER SHARE          $     (0.01)    $     (0.01)     $     (0.00)     $     (0.00)
                              ===========     ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      1,121,000       1,121,000        1,121,000        1,121,000
                              ===========     ===========      ===========      ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From August 26, 1998 (Inception) through March 31, 2006
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                             Common      Additional     During
                                              Common         Stock        Paid-in     Development
                                              Stock          Amount       Capital        Stage          Total
                                              -----          ------       -------        -----          -----
Stock issued for cash on August 26,
1998 @ $0.001 per share                     1,000,000       $   100       $   900      $     --       $  1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share                        121,000            12        12,088            --         12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999                                                                    (5,628)        (5,628)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 1999                      1,121,000           112        12,988        (5,628)         7,472
                                            ---------       -------       -------      --------       --------
Net loss, June 30, 2000                                                                  (7,143)        (7,143)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2000                      1,121,000           112        12,988       (12,771)           329
                                            ---------       -------       -------      --------       --------
Net loss, June 30, 2001                                                                  (2,176)        (2,176)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2001                      1,121,000           112        12,988       (14,947)        (1,847)
                                            ---------       -------       -------      --------       --------
Net loss, June 30, 2002                                                                  (2,094)        (2,094)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2002                      1,121,000           112        12,988       (17,041)        (3,941)
                                            ---------       -------       -------      --------       --------
Net loss, June 30, 2003                                                                  (3,697)        (3,697)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2003                      1,121,000       $   112       $12,988      $(20,738)      $ (7,638)
                                            ---------       -------       -------      --------       --------
Contributed Capital                                                         8,049                        8,049

Contributed Capital                                                         1,628                        1,628

Net loss,  June 30, 2004                                                                 (5,227)        (5,227)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2004                      1,121,000       $   112       $22,665      $(25,965)      $ (3,188)
                                            ---------       -------       -------      --------       --------
Contributed Capital                                                         7,500                        7,500

Net loss, June 30, 2005                                                                 (10,862)       (10,862)
                                            ---------       -------       -------      --------       --------
BALANCE, JUNE 30, 2005                      1,121,000       $   112       $30,165      $(36,827)      $ (6,550)
                                            ---------       -------       -------      --------       --------
Contributed Capital                                                         5,000                        5,000

Net loss, March 31, 2006                                                                 (6,699)        (6,699)
                                            ---------       -------       -------      --------       --------
BALANCE, MARCH 31, 2006                     1,121,000       $   112       $35,165      $(43,526)      $ (8,249)
                                            =========       =======       =======      ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                              August 26, 1998
                                                    Nine Months    Nine Months   Three Months   Three Months    (inception)
                                                      Ended          Ended          Ended          Ended         through
                                                     March 31,      March 31,      March 31,      March 31,      March 31,
                                                       2006           2005           2006           2004           2006
                                                     --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ (6,699)      $ (9,712)      $ (4,736)      $ (1,229)      $(43,526)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Amortization                                           --             --             --             --            351
    (Increase) decrease in organization costs              --             --             --             --           (351)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                --            (87)            --             --             --
    Increase (decrease) in loans payable                1,750          2,587          1,750          8,363
                                                     --------       --------       --------       --------       --------
       NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                     (4,949)        (7,212)        (2,986)        (1,229)       (35,163)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                         --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of commons stock                  --             --             --             --            112
  Proceeds from issuance of paid in capital             5,000          7,500             --             --         35,165
                                                     --------       --------       --------       --------       --------
       NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                      5,000          7,500             --             --         35,277
                                                     --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                            51            288         (2,986)        (1,229)           114

CASH AT BEGINNING OF PERIOD                                63            425          3,100          1,942             --
                                                     --------       --------       --------       --------       --------
CASH AT END OF PERIOD                                $    114       $    713       $    114       $    713       $    114
                                                     ========       ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid                                        $     --       $     --       $     --       $     --
                                                     ========       ========       ========       ========
Income taxes paid                                    $     --       $     --       $     --       $     --
                                                     ========       ========       ========       ========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


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

As of March 31, 2006 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $43,526 during the period from August 26, 1998 (inception) through March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2006


NOTE 6. INCOME TAXES

                                                            As of March 31, 2006
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 6,529
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       6,529
     Valuation allowance                                            (6,529)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

      1998  Net Operating Loss                                     $ (5,628)
      1999  Net Operating Loss                                       (7,143)
      2000  Net Operating Loss                                       (2,176)
      2001  Net Operating Loss                                       (2,094)
      2002  Net Operating Loss                                       (3,697)
      2003  Net Operating Loss                                       (5,227)
      2004  Net Operating Loss                                      (10,862)
      2005  Net Operating Loss (nine months)                         (6,699)
                                                                   --------
      Net Operating Loss                                           $(43,526)
                                                                   ========

As of March 31, 2006, the Company has a net operating loss carryforward of approximately $43,526, which will expire 20 years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2006

Hornby International's cash balance as of March 31, 2006 is $114. We had no revenues for the quarter ending March 31, 2006 and none for the same quarter ending 2005. Operating Expenses were $6,699 for the nine months ended March 31, 2006 and $9,912 for the same period in 2005. We believe with our existing cash, expected revenues and commitments of additional funding from our officer and directors, we will be able to continue our operations for the next twelve months, or until we can obtain additional capital from outside sources. In order to achieve our business plan goals, we have decided to raise capital through the sale of equity securities. We are a development stage company and have generated minimal revenue through March 31, 2006. We have sold $13,100 in equity securities to pay for our prior minimum level of operations.

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

As of the date of this filing, we have taken the following steps: developed our business plan, we have purchased the URL (domain name) for our web site, begun initial sales and made our company's business and financial information available to the public through filings with the Securities and Exchange Commission subject to disclosure rule of the Exchange Act of 1934. We have contacted a market maker to apply to have the common shares of the Company quoted on the Over the Counter Electronic Bulletin Board. Our business plan includes raising cash of $150,000 by August 2006.

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

In order to fully implement our business plan we need to raise $150,000 in funding. We plan to use this funding and funding from our officer and directors to provide cash for our business plan during the next twelve months as cash flow from sales is not estimated to begin until October 2006. As of the date of this filing, we have not identified any potential purchasers of our securities and have not initiated any fund raising efforts. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, a shortfall of funding due to our inability to raise capital. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds loaned by our officer and the directors. Hornby International's officers and directors have given us verbal commitments for nominal funding, but have made no formal commitments, arrangements or legal obligation to advance or loan funds to Hornby International. As of the date of this filing, we have a need for additional funds, and our directors have verbally stated they will advance funds sufficient to maintain the company's operations for the next twelve months. In this type of restricted cash flow scenario, we would be unable to complete all of our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Hornby International may have only nominal operating activities during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

     We require new funding of $150,000 in order to fully implement our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

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

IF WE BECOME LISTED FOR TRADING ON THE OTC ELECTRONIC BULLETIN BOARD, THE TRADING IN OUR SHARES MAY BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE SALES PRACTICE REQUIREMENTS FOR LOW PRICED SECURITIES OR "PENNY STOCKS".

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

(a) Evaluation of Disclosure Controls and Procedures

Based on her evaluation as of March 31, 2006, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on her evaluation as of March 31, 2006, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of her most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

There were no reports filed on Form 8-K for the period ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Exchange, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBY INTERNATIONAL, INC.

Date: 5/12/06


By: /s/ Maureen Brogan
   ------------------------------------
   Maureen Brogan, President