Form 10KSB
period 2006-06-30
HORNBY INTERNATIONAL INC/CA
filed 2006-09-25
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                      For Fiscal Year Ended: June 30, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

                         Commission file number 0-50236

                           HORNBY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                         95-4708001
       (State or other jurisdiction                             (IRS Employer
    of incorporation or organization)                        Identification No.)

    1701 Broadway 255, Vancouver, WA                                98663
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (775) 588-1575

Securities registered under Section 12(b) of the Exchange Act: None

Name of each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. None

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

      As of September 14, 2006 there were 121,000 issued and outstanding shares of our common stock, $0.0001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on September 14, 2006 was $-0- as our common stock does not presently trade.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,121,000 shares of common stock, $0.0001 par value, as of September 14, 2006.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
------------------------------------------------------------------------    ----
Forward Looking Statements .............................................       3
PART 1
  Item 1.   Description of Business ....................................       3
  Item 2:   Description of Property ....................................       4
  Item 3.   Legal Proceedings ..........................................       4
  Item 4.   Submission of Matters to Vote of Security Holders ..........       4
PART II
  Item 5.   Market for Common Equity and Related Stockholders ..........       4
  Item 6.   Plan of Operation ..........................................       6
  Item 7.   Financial Statements .......................................       8
  Item 8.   Changes in and Disagreements with Accountants on Accounting
    And Financial Disclosure ...........................................      18
  Item 8A.  Controls and Procedure .....................................      18
  Item 8B.  Other Information ..........................................      19
PART III
  Item 9.   Directors, Executive Officers, Promoters and Control Person;
    Compliance with Section 16(a) of the Exchange Act ..................      19
  Item 10.  Executive Compensation .....................................      21
  Item 11.  Security Ownership of Certain Beneficial Owners and
    Management .........................................................      22
  Item 12.  Certain Relationships and Related Transactions .............      24
  Item 13.  Exhibits ...................................................      25
  Item 14.  Principal Accountant Fees and Services .....................      26

                           FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Plan of Operation" and "Business". You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

We were formed in Delaware on August 26, 1998 to create an online proofreading and editing service specializing in improving text for business plans, term papers, theses, manuscripts, novels, promotional literature, screenplays, marketing documents, and similar documents. We conducted minimal operations in this area and discontinued all such operations in July 2006 in conjunction with a change in control.

Our management is presently searching for ventures of merit for corporate participation to enhance shareholder value. These ventures may involve sales of our debt or equity securities in merger or acquisition transactions.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Research and Development

During the fiscal years ended June 30, 2006 and June 30, 2005 we made no expenditures on research and development.

Employees

As of September 14, 2006 our only employee is our one executive officer.

                         ITEM 2. DESCRIPTION OF PROPERTY

We are currently conducting our business operations using a "virtual office" located in Vancouver, Washington. It is contemplated that at such future time as our business warrants, we will secure commercial office space.

                            ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock is not presently traded and has not traded since our inception. Accordingly, there is no present market for our securities. Following the successful completion of an acquisition or business combination, if any, we intend to file an application for the purpose of commencing trading of our stock

Holders

As of September 14, 2006, there were approximately 28 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the fiscal year ended June 30, 2006.

Securities Authorized For Issuance Under Equity Compensation Plans

We have no authorized equity compensation plans and no outstanding options, warrants, or similar rights.

                            ITEM 6. PLAN OF OPERATION

We were incorporated in Delaware on August 26, 1998. We intended to create an online proofreading and editing service but were never able to commence material operations in this area. In July 2006 we determined to discontinue our efforts in this area and to look at other ventures of interest. These ventures may involve sales of our debt or equity securities in merger, acquisition, or similar transactions.

In its report dated August 16, 2006, our auditors, Chang G. Park, CPA expressed an opinion that there is substantial doubt about our availability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from August 26, 1998 (inception) to June 30, 2006, we recorded a net loss of $43,973. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

We have minimal operating costs and expenses at the present time due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

                          ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

                                                                            Page
                                                                           -----
Report of Independent Registered Public Accounting Firm. ...............       7
Balance Sheets as at June 30, 2006 and June 30, 2005 ...................       8
Statement of Operations for the years ended June 30, 2006 and
  June 30, 2005 and for the period from August 26, 1998 (inception)
  Through June 30, 2006 ................................................       9
Statement of Changes in Stockholders' Equity (Deficit) from
  August 26, 1998 (inception) through June 30, 2006 ....................      10
Statements of Cash Flows for the years ended June 30, 2006 and
  June 30, 2005 and for the period from August 26, 1998 (inception)
  through June 30, 2006 ................................................      11
Notes to Financial Statements ..........................................   12-15

                           Chang G. Park, CPA, Ph. D.
              o 371 E STREET o CHULA VISTA o CALIFORNIA 91910-2615 o
       o TELEPHONE (858)722-5953 o FAX (858) 408-2695 o FAX (619) 422-1465
                         o E-MAIL changgpark@gmail.com o

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hornby International, Inc.

We have audited the accompanying balance sheet of Hornby International, Inc. as of June 30, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hornby International, Inc. as of June 30, 2005, and for the period August 26, 1998 (inception) to June 30, 2005 were audited by other auditors whose report dated August 16, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hornby International, Inc. as of June 30, 2006, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
-------------------------------------
CHANG G. PARK, CPA

August 16, 2006
San Diego, CA. 91910

        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                            As of      As of
                                                           June 30,   June 30,
                                                             2006       2005
                                                           --------   --------
ASSETS
Current Assets
    Cash                                                   $  1,667   $     63
                                                           --------   --------
Total Current Assets                                          1,667         63
                                                           --------   --------
    TOTAL ASSETS                                           $  1,667   $     63
                                                           ========   ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Loans payable (a related party)                        $ 10,363   $  6,613
                                                           --------   --------
Total Current Liabilities                                    10,363      6,613
                                                           --------   --------
    TOTAL LIABILITIES                                        10,363      6,613
Stockholders' Equity (Deficit)
    Preferred stock, ($.0001 par value, 20,0000
      shares authorized; none issued and outstanding.)           --         --
    Common stock ($.0001 par value, 80,000,000
      shares authorized; 1,121,000 shares issued and
      outstanding as of June 30, 2006 and 2005)                 112        112
    Paid-in capital                                          35,165     30,165
    Deficit accumulated during development stage            (43,973)   (36,827)
                                                           --------   --------
Total Stockholders' Equity (Deficit)                         (8,696)    (6,550)
                                                           --------   --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)   $  1,667   $     63
                                                           ========   ========

See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                    August 26, 1998
                                                                      (inception)
                                          Year Ended   Year Ended       through
                                           June 30,     June 30,        June 30,
                                             2006         2005           2006
                                          ----------   ----------   ---------------
Revenues
    Revenues                              $       --   $      200       $    200
                                          ----------   ----------       --------
Total Revenues                                    --          200            200
General & Administrative Expenses              7,146       11,062         44,173
                                          ----------   ----------       --------
Total General & Administrative Expenses        7,146       11,062         44,173
                                          ----------   ----------       --------
Net Loss                                  $   (7,146)  $  (10,862)      $(43,973)
                                          ==========   ==========       ========
Basic loss per share                      $    (0.01)  $    (0.01)
                                          ==========   ==========
Weighted average number of
  common shares outstanding                1,121,000    1,121,000
                                          ==========   ==========

See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From August 26, 1998 (inception) through June 30, 2006

                                                                            Deficit
                                                                          Accumulated
                                                    Common   Additional      During
                                         Common      Stock     Paid-in    Development
                                          Stock     Amount     Capital       Stage        Total
                                        ---------   ------   ----------   -----------   --------
Stock issued for cash on August 26,
  1998 @ $0.001 per share               1,000,000    $100     $    900      $     --    $  1,000
Stock issued from sale of private
  placement (note 1) on February 17,
  1999 @ $0.10 per share                  121,000      12       12,088                    12,100
Net loss, August 26, 1998 (inception)
  through June 30, 1999                                                       (5,628)     (5,628)
                                        ---------    ----     --------      --------    --------
Balance, June 30, 1999                  1,121,000     112       12,988        (5,628)      7,472
                                        ---------    ----     --------      --------    --------
Net loss, June 30, 2000                                                      (7,143)     (7,143)
                                        ---------    ----     --------      --------    --------
Balance, June 30, 2000                  1,121,000     112       12,988       (12,771)        329
                                        ---------    ----     --------      --------    --------
Net loss, June 30, 2001                                                       (2,176)     (2,176)
                                        ---------    ----     --------      --------    --------
Balance, June 30, 2001                  1,121,000     112       12,988       (14,947)     (1,847)
                                        ---------    ----     --------      --------    --------
Net loss, June 30, 2002                                                       (2,094)     (2,094)
                                        ---------    ----     --------      --------    --------
Balance, June 30, 2002                  1,121,000     112       12,988       (17,041)     (3,941)
                                        ---------    ----     --------      --------    --------
Net loss, June 30, 2003                                                       (3,697)     (3,697)
                                        ---------    ----     --------      --------    --------
Balance, June 30, 2003                  1,121,000     112       12,988       (20,738)     (7,638)
                                        ---------    ----     --------      --------    --------
Contributed Capital                                              8,049                     8,049
Contributed Capital                                              1,628                     1,628
Net loss, June 30, 2004                                                       (5,227)     (5,227)
                                        ---------    ----     --------      --------    --------
Balance, June 30, 2004                  1,121,000     112       22,665       (25,965)     (3,188)
                                        ---------    ----     --------      --------    --------
Contributed Capital                                              7,500                     7,500
Net loss, June 30, 2005                                                      (10,862)    (10,862)
                                        ---------    ----     --------      --------    --------
Balance, June 30, 2005                  1,121,000    $112     $ 30,165      $(36,827)   $ (6,550)
                                        =========    ====     ========      ========    ========
Contributed Capital                                              5,000                     5,000
Net loss, June 30, 2006                                                       (7,146)     (7,146)
                                        ---------    ----      -------      --------    --------
Balance, June 30, 2006                  1,121,000     112       35,165      $(43,973)   $ (8,696)
                                        =========    ====     ========      ========    ========

See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                      August 26, 1998
                                                                                        (inception)
                                                            Year Ended   Year Ended       through
                                                             June 30,     June 30,        June 30,
                                                               2006         2005           2006
                                                            ----------   ----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $(7,146)    $(10,862)      $(43,973)
    Amortization                                                   --           --            351
    (Increase) decrease in organization costs                      --           --           (351)
    Increase (decrease) in accounts payable                        --          (87)            --
    Increase (decrease) in loans payable                        3,750        3,087         10,363
                                                              --------    ---------      --------
    Net cash provided by (used in) operating activities        (3,396)      (7,862)       (33,610)
CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash provided by (used in) investing activities            --           --             --
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of commons stock                        --           --            112
    Proceeds from issuance of paid in capital                   5,000        7,500         35,165
                                                              --------    ---------      --------
    Net cash provided by (used in) financing activities         5,000        7,500         35,277
                                                              --------    ---------      --------
    Net increase (decrease) in cash                             1,604         (362)         1,667
    Cash at beginning of year                                      63          425             --
                                                              --------    ---------      --------
    Cash at end of year                                       $ 1,667     $     63       $  1,667
                                                              =======     ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid                                                 $    --     $     --
                                                              =======     ========
Income taxes paid                                             $    --     $     --
                                                              =======     ========

See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          As of June 30, 2006 and 2005

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

As of June 30, 2006 and 2005 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          As of June 30, 2006 and 2005

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          As of June 30, 2006 and 2005

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $43,973 and $36,827 during the period from August 26, 1998 (inception) through June 30, 2006 and 2005, respectively. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          As of June 30, 2006 and 2005

NOTE 6. INCOME TAXES

                                  As of June 30, 2006   As of June 30, 2005
                                  -------------------   -------------------
Deferred tax assets:
Net operating tax carryforwards         $ 6,596               $ 5,524
Other                                       -0-                   -0-
                                        -------               -------
Gross deferred tax assets                 6,596                 5,524
Valuation allowance                      (6,596)               (5,524)
                                        -------               -------
Net deferred tax assets                 $   -0-               $   -0-
                                        =======               =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

1998  Net Operating Loss   $ (5,628)
1999  Net Operating Loss     (7,143)
2000  Net Operating Loss     (2,176)
2001  Net Operating Loss     (2,094)
2002  Net Operating Loss     (3,697)
2003  Net Operating Loss     (5,227)
2004  Net Operating Loss    (10,862)
2005  Net Operating Loss     (7,146)
                           --------
Net Operating Loss         $(43,973)
                           ========

As of June 30, 2006 and 2005, the Company has a net operating loss carryforward of approximately $43,973 and $36,827, respectively, which will expire 20 years from the date the loss was incurred.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          As of June 30, 2006 and 2005

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

Armando C. Ibarra, CPA, was our principal independent accountant for the fiscal years ended June 30, 2005 and 2004. On August 8, 2006, they resigned and on August 9, 2006 we engaged Chang G. Park, CPA, as our principal independent accountant for the fiscal year ending June 30, 2006. The resignation of Armando
C. Ibarra, CPA and appointment of Chang G. Park, CPA was approved by our board of directors.

The report of Armando C. Ibarra, CPA on our financial statements for the years ended June 30, 2005 and 2004 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

In connection with the audit for the fiscal years ended June 30, 2005 and 2004 and during the subsequent interim period through August 8, 2006, there were no disagreements between us and Armando C. Ibarra, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Armando C. Ibarra, CPA to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of the fiscal years ended June 30, 2005 and 2004 and during the subsequent interim period through August 8, 2006, Armando C. Ibarra, CPA did not advise us that:

      o internal controls necessary for us to develop reliable financial statements did not exist;

      o information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

      o there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

      o information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

Prior to the engagement of Chang G. Park, CPA we had no consultations or discussions with Chang G. Park, CPA regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered by them on or financial statements. Further, prior to their engagement, we received no oral or written advice from Chang G. Park, CPA of any kind.

                        ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission rules and forms. Such evaluation did not identify any change in the year ended June 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

                     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
                    PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                     WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of September 14, 2006, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

                                                               Date of Election
                                                                or Appointment
Name             Positions Held                          Age      as Director
--------------   -------------------------------------   ---   ----------------
John Probandt    President, Secretary, Treasure, Chief   52      July 7, 2006
                 Executive and Financial Officer
Maureen Brogan   Director                                43     August 26, 1998

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

John Probandt has served as our sole executive officer and as a director since July 7, 2006. Mr. Probandt has a varied business career spanning approximately 25 years. His work experience has included owning manufacturing concerns, real estate development, venture capital investments, producing movies and records, and money management. He is the co-founder and has been the Managing Director of Rising Star Holdings from 1999 to the present. Rising Star Holdings is an international investment company that creates and seeks to capitalize on opportunities that take advantage of synergies between the United States and Asia.

Maureen Brogan has served as a director of ours since our inception and served as our sole executive officer from inception until July 7, 2006. From 2001 to the present she has worked as the copy manager and senior copywriter for TBWA / Chiat / Day, a Los Angeles, California based advertising agency. From 1995 through 2000 she held various positions with other advertising agencies.

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

Code of Ethics

On September 1, 2006 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Hornby International, Inc. at 1701 Broadway 255, Vancouver, WA 98663.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended July 31, 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended July 31, 2006 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended July 31, 2006 that received annual compensation during the fiscal year ended July 31, 2006 in excess of $100,000.

                           Summary Compensation Table

                                   Annual Compensation                           Long-Term Compensation
                     -------------------------------------------   ------------------------------------------------
                     Fiscal Year
Name and                Ended                           Other      Options/    Restricted      LTIP      All Other
Principal Position     July 31,    Salary   Bonus   Compensation     SARs     Stock Awards   Payouts   Compensation
------------------   -----------   ------   -----   ------------   --------   ------------   -------   ------------
Maureen Brogan,         2006          0       0           0            0            0           0            0
Chief Executive         2005          0       0           0            0            0           0            0
Officer                 2004          0       0           0            0            0           0            0

Option/SAR Grants In Last Fiscal Year

No stock options or stock appreciation rights were granted to the named executive during the fiscal year ended July 31, 2006.

Stock Option Plans

The named executive did not participate in any Company stock option plans during the fiscal year ended July 31, 2006.

Aggregate Option/SAR Exercises and Fiscal Year End Option/SAR Values

During the fiscal year ended July 31, 2006 there were no exercises of stock options by the named executive. As at July 31, 2006 the named executive owned no stock options. The named executive has never received stock appreciation rights.

Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officer during the fiscal year ended July 31, 2006.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

During the fiscal year ended July 31, 2006 we had no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

Compensation of Directors

Ralph Brown is paid $333 per month for serving as a director. None of our other directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended July 31, 2006 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

During the fiscal year ended July 31, 2006 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executive.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 14, 2006 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

           Name and Address            Shares of Common Stock    Percentage
         of Beneficial Owner             Beneficially Owned     Ownership (1)
------------------------------------   ----------------------   -------------

China Sea Holdings LLC (2)                    1,000,000             89.2%
1701 Broadway 255
Vancouver, WA 98663

John Probandt (3)                             1,000,000             89.2%
1701 Broadway 255
Vancouver, WA 98663

Maureen Brogan                                        0                0%
1701 Broadway 255
Vancouver, WA 98663

All directors and executive officers          1,000,000             89.2%
  as a group (2 persons)

----------
(1) Based upon 1,121,000 shares issued and outstanding as at September 14, 2006.

(2)   The beneficial owner of China Sea Holdings, LLC is John Probandt.

(3) John Probandt is the beneficial owner of 1,000,000 shares R.N.O China Sea Holdings LLC.

Changes in Control

Effective July 7, 2006 China Sea Holdings LLC, a Nevada limited liability company ("China Sea") purchased 1,000,000 shares of our common stock from Maureen Brogan for $300,000. The beneficial owner of China Sea Holdings LLC is John Probandt. Following such purchase, China Sea owned 1,000,000 of our 1,121,000 outstanding common shares representing approximately 89.2% of our outstanding common shares. China Sea paid for the share purchase from its working capital.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 26, 2006 Elaine Sulima resigned her position as a director. Her resignation did not result from any disagreement with us.

Effective July 7, 2006 Maureen Brogan resigned her position as our sole executive officer. She is continuing to serve as a director. Her officer resignation did not result from ay disagreement with us.

Effective July 7, 2006 John Probandt was appointed as a director to fill the position vacated by Elaine Sulima and was appointed as our sole executive officer to fill the position vacated by Maureen Brogan. In connection therewith, Mr. Probandt is presently serving as our President, Chief Executive Officer, Chief Financial Officer and Secretary.

Since our inception, Maureen Brogan has periodically made loans to us which we have used as working capital. As at June 30, 2006 we had a loan payable to Ms. Brogan in the amount of $10,363. Ms. Brogan forgave this loan in July 2006.

                                ITEM 13. EXHIBITS

Exhibits

      The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit        SEC Report
   No.      Reference Number                      Description
---------   ----------------   -------------------------------------------------
3.1               2.1          Certificate of Incorporation of Registrant filed
                               August 26, 1998 (1)

3.2               2.2          By-Laws of Registrant. (1)

14                             Code of Ethics(2)

21                             List of Subsidiaries of Registrant(2)

31.1/31.2                      Rule 13(a) - 14(a)/15(d) - 14(a) Certification of
                               Principal Executive and Financial Officer(2)

32.1/32.2                      Rule 1350 Certification of Chief Executive and
                               Financial Officer(2)

----------
(1) Filed with the Securities and Exchange Commission on April 3, 2007 as an exhibit, numbered as indicated above, to the Registrant's registration statement on Form 10-SB, which exhibit is incorporated herein by reference.

(2)   Filed herewith.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

      The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended June 30, 2006 and 2005 are set forth in the table below:

                         Fiscal year ended   Fiscal year ended
Fee Category                June 30, 2006      June 30, 2005
----------------------   -----------------   -----------------
Audit fees (1)                 $2,500             $2,000
Audit-related fees (2)              0                  0
Tax fees (3)                        0                  0
All other fees (4)                  0                  0
Total fees                     $2,500             $2,000

(1) Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under "Audit fees."

(3) Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)   All other fees consists of fees billed for all other services.

Audit Committee's Pre-Approval Practice.

      Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2006               HORNBY INTERNATIONAL, INC.


                                       By: /s/ John Probandt
                                           -------------------------------------
                                           John Probandt,
                                           President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                      DATE
------------------------   --------------------------------   ------------------


/s/ John Probandt          President, Treasurer Chief         September 19, 2006
------------------------   Executive Officer, Chief
John Probandt              Financial and Accounting Officer

Board of Directors


/s/ John Probandt          Director                           September 19, 2006
------------------------
John Probandt


/s/ Maureen Brogan         Director                           September 19, 2006
------------------------
Maureen Brogan