Form 10QSB
period 2006-09-30
HORNBY INTERNATIONAL INC/CA
filed 2006-11-14
CIK 1079642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       Or

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-50236

                           HORNBY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       95-4708001
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                     1701 Broadway 255, Vancouver, WA 07023
                    (Address of principal executive offices)

                                 (775) 588-1575
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
                         (Former address if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes |X| No |_|

      As of November 3, 2006, there were 1,121,000 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           HORNBY INTERNATIONAL, INC.
               SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
          Special Note Regarding Forward Looking Information................  3

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................  4
Item 2.   Plan of Operation................................................. 12
Item 3.   Controls and Procedures........................................... 12

                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds......................... 13
Item 5.   Other Information................................................. 13
Item 6.   Exhibits.......................................................... 13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Balance Sheets as of September 30, 2006 (unaudited) and
  June 30, 2006 (audited)...................................................  5

Statements of Operations (unaudited) for the three months ended
  September 30, 2006 and 2005 and for the period from August 26, 1998
  (inception) through September 20, 2006....................................  6

Statements of Cash Flows (unaudited) for the three months ended
  September 30, 2006 and 2005 and for the period from August 26, 1998
  (inception) through September 20, 2006....................................  7

Notes to Financial Statements (unaudited)...................................  8

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                           As of        As of
                                                       September 30,   June 30,
                                                            2006         2006
                                                       -------------   --------
Current Assets
  Cash                                                   $ 100,000     $  1,667
  Advance                                                   44,587           --
                                                         ---------     --------
Total Current Assets                                       144,587        1,667
                                                         ---------     --------
  TOTAL ASSETS                                           $ 144,587     $  1,667
                                                         =========     ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Loan payable (a related party)                         $ 150,000    $  10,363
                                                         ---------    ---------
Total Current Liabilities                                  150,000       10,363
                                                         ---------    ---------
  TOTAL LIABILITIES                                        150,000       10,363
                                                         ---------    ---------
Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,0000
    shares authorized; none issued and outstanding.)            --           --
  Common stock ($.0001 par value, 80,000,000
    shares authorized; 1,121,000 shares issued and
    outstanding as of September 30, 2006 and
    June 30, 2006)                                             112          112
  Paid-in capital                                           35,165       35,165
  Deficit accumulated during development stage             (40,690)     (43,973)
                                                         ---------    ---------
Total Stockholders' Equity (Deficit)                        (5,413)      (8,696)
                                                         ---------    ---------
  TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY (DEFICIT)                       $ 144,587    $   1,667
                                                         =========    =========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                    August 26, 1998
                                     Three Months    Three Months     (inception)
                                        Ended           Ended           through
                                    September 30,   September 30,    September 30,
                                        2006            2005              2006
                                    -------------   -------------   ---------------
Revenues
  Revenues                           $        --     $        --       $    200
                                     -----------     -----------       --------
Total Revenues                                --              --            200
General & Administrative Expenses          7,080             201         51,253
                                     -----------     -----------       --------
Loss from operations                      (7,080)           (201)       (51,053)
Other income (expenses)
  Forgiveness of loan                     10,363              --         10,363
                                     -----------     -----------       --------
Total other income                        10,363              --         10,363
                                     -----------     -----------       --------
Net income (loss)                    $     3,283     $      (201)      $(40,690)
                                     ===========     ===========       ========
Basic income (loss) per share        $      0.00     $     (0.00)
                                     ===========     ===========
Weighted average number of
  common shares outstanding            1,121,000       1,121,000
                                     ===========     ===========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                          August 26, 1998
                                                           Three Months    Three Months     (inception)
                                                              Ended           Ended           through
                                                          September 30,   September 30,    September 30,
                                                               2006           2005              2006
                                                          -------------   -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                       $  3,283        $   (201)        $ (40,690)
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Amortization                                                  --              --               351
    (Increase) decrease in organization costs                     --              --              (351)
    Forgiveness of loan to officer                           (10,363)                          (10,363)
  Changes in operating assets and liabilities:
    Decrease (increase) in advance                           (44,587)             --           (44,587)
                                                            --------        --------         ---------
    Net cash provided by (used in) operating activities      (51,667)           (201)          (95,640)
CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash provided by (used in) investing activities           --              --                --
CASH FLOWS FROM FINANCING ACTIVITIES
    Incerease in loan payable                                150,000              --           160,363
    Proceeds from issuance of commons stock                       --              --               112
    Proceeds from issuance of paid in capital                     --           5,000            35,165
                                                            --------        --------         ---------
    Net cash provided by (used in) financing activities      150,000           5,000           195,640
                                                            --------        --------         ---------
    Net increase (decrease) in cash                           98,333           4,799           100,000
    Cash at beginning of period                                1,667              63                --
                                                            --------        --------         ---------
    Cash at end of period                                   $100,000        $  4,862         $ 100,000
                                                            ========        ========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                               $     --        $     --         $      --
                                                            ========        ========         =========
Income taxes paid                                           $     --        $     --         $      --
                                                            ========        ========         =========

                       See Notes to Financial Statements

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        As of September 30, 2006 and 2005

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

As of September 30, 2006 and June 30, 2006 the Company had 1,121,000 shares of common stock outstanding.

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        As of September 30, 2006 and 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        As of September 30, 2006 and 2005

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $40,690 and $37,028 during the period from August 26, 1998 (inception) through September 30, 2006 and 2005, respectively. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The loan payable of $150,000 represents a loan from an officer. Currently there are no repayment terms nor is there interest being charged.

The loan payable balance of $10,363 as of June 30, 2006 represented a loan from an officer. This loan was forgiven during the quarter ended September 30, 2006. The Company recorded that as other income.

                           HORNBY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        As of September 30, 2006 and 2005

NOTE 6. INCOME TAXES

                                  As of September 30, 2006
                                  ------------------------
Deferred tax assets:
Net operating tax carryforwards           $ 13,835
Other                                           -0-
                                          --------
Gross deferred tax assets                   13,835
Valuation allowance                        (13,835)
                                          --------
Net deferred tax assets                   $     -0-
                                          ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

      o Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

      o Common stock, $0.0001 par value: 80,000,000 shares authorized; 1,121,000 shares issued and outstanding.

ITEM 2. PLAN OF OPERATION

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

In its report dated August 16, 2006, our auditors, Chang G. Park, CPA expressed an opinion that there is substantial doubt about our availability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from August 26, 1998 (inception) to September 30, 2006, we recorded a net loss of $40,690. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of John Probandt, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the period covered by this Report.

ITEM 5. OTHER INFORMATION

Since our inception, Maureen Brogan has periodically made loans to us which we have used for working capital. In July 2006 Ms. Brogan forgave a loan payable by us to her in the amount of $10,363.

During the quarter ended September 30, 2006 we received loans from John Probandt in the amount of $150,000. The repayment terms for the loans have yet to be determined.

Effective July 7, 2006 China Sea Holdings LLC, a Nevada limited liability company ("China Sea") purchased 1,000,000 shares of our common stock from Maureen Brogan for $300,000. The beneficial owner of China Sea is John Probandt. Following such purchase, China Sea owned 1,000,000 of our 1,121,000 outstanding common shares representing approximately 89.2% of our outstanding common shares. China Sea paid for the share purchase from its working capital.

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

ITEM 6. EXHIBITS

(a) Exhibits.

    31.1/31.2   Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                Executive and Financial Officer

    32.1/32.2   Rule 1350 Certification of Chief Executive and Financial Officer

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HORNBY INTERNATIONAL, INC.


Dated: November 13, 2006                By: /s/ John Probandt
                                            ------------------------------------
                                            John Probandt
                                            President, Chief Executive and
                                            Accounting Officer