Form 10KSB
period 2006-12-31
HORNBY INTERNATIONAL INC/CA
filed 2007-04-30
CIK 1079642

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2006 to December 31, 2006

Commission file number	0-50236

HORNBY INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4708001
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1701 Broadway 255, Vancouver, WA	98663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (775) 588-1575
Securities registered under Section 12(b) of the Exchange Act: None
Name of each Exchange on Which Registered: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of April 17, 2007 there were 121,000 issued and outstanding shares of our common stock, $0.0001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on April 17, 2007 was $0 as prices for our common stock are not presently quoted and our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,121,000 shares of common stock, $0.0001 par value, as of April 17, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

Research and Development

We have made no expenditures on research and development since our inception.

Employees

As of April 17, 2007 our only employee is our one executive officer.

Private Placement

In October 2006 we commenced a private offering of up to 2,750,000 shares of our common stock at a price of $0.01 per share. The offering is being made solely to accredited investors and is being made pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offering proceeds are being held in escrow pending the closing of an acquisition. In the event an acquisition is not completed by October 1, 2007 the offering proceeds will be promptly returned to subscribers without interest or deduction. Presently, aggregate proceeds of $27,500, representing subscription payments for all 2,750,000 shares offered, are being held in escrow, including a $14,999 subscription by Rising Star Investors, Inc., an entity beneficially owned by John Probandt.

ITEM 2.    DESCRIPTION OF PROPERTY

We are currently conducting our business operations using a “virtual office” located in Vancouver, Washington. It is contemplated that at such future time as our business warrants, we will secure commercial office space. We do not own any property.

ITEM 3.    LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the six month transition period covered by this report to a vote of security holders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock is not presently traded or quoted and has not been traded or quoted since our inception. Accordingly, there is no present market for our securities. Following the successful completion of an acquisition or business combination, if any, we intend to file an application for the purpose of commencing trading of our stock

Holders

As of April 17, 2007, there were 28 record holders of our common stock.

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

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the six month transition period ended December 31, 2006.

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

In its report dated March 21, 2007 our auditors, Chang G. Park, CPA expressed an opinion that there is substantial doubt about our availability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from August 26, 1998 (inception) to December 31, 2006, we recorded a net loss of $145,110. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

ITEM 7.   FINANCIAL STATEMENTS

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm.	7

Balance Sheets as at December 31, 2006 and June 30, 2006	8

Statement of Operations for the six month period ended
December 31, 2006, the year ended June 30, 2006,
and the period from August 26, 1998 (inception)
through December 31, 2006	9

Statement of Changes in Stockholders’ Equity (Deficit)	10

Statements of Cash Flows for the six month period ended
December 31, 2006, the year ended June 30, 2006,
and the period from August 26, 1998 (inception)
through December 31, 2006	11

Notes to Financial Statements	12

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hornby International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hornby International, Inc. (the Development stage “Company”) as of December 31, 2006 and June 30, 2006 and the related statements of operation, changes in shareholders’ equity and cash flows for the six months and twelve months then ended and for the period from August 26, 1998 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hornby International, Inc. as of December 31, 2006 and June 30, 2006 and the results of its operation and its cash flows for the six months and twelve months then ended and the period from August 26, 1998 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang Park
CHANG G. PARK, CPA
March 21, 2007 San Diego, CA. 91910

 HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	As of	As of
	December 31,	June 30,
ASSETS	2006	2006
Current Assets

Cash	$100,000	$1,667
Advance	-	-

Total Current Assets	100,000	1,667

TOTAL ASSETS	$100,000	$1,667

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT )

Current Liabilities

Accounts payable and accrued expenses	$59,833	$-
Loan payable (a related party)	150,000	10,363

Total Current Liabilities	209,833	10,363

TOTAL LIABILITIES	209,833	10,363

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 80,000,000
shares authorized; 1,121,000 shares issued and
outstanding as of December 31, 2006 and
June 30, 2006)	112	112
Paid-in capital	35,165	35,165
Deficit accumulated during development stage	(145,110)	(43,973)

Total Stockholders' Equity (Deficit)	(109,833)	(8,696)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$100,000	$1,667

See Notes to Financial Statements

 HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations

			August 26, 1998
	(6 months)	(12 months)	(inception)
	Year Ended	Year Ended	through
	December 31,	June 30,	December 31,
	2006	2006	2006

Revenues

Revenues	$-	$-	$200

Total Revenues	-	-	200

General & Administrative Expenses	111,500	7,146	155,673

Income from operations	(111,500)	(7,146)	(155,473)

Other income (expenses)
Forgiveness of loan	10,363	-	10,363
Total other income	10,363	-	10,363
Net Loss	$(101,137)	$(7,146)	$(145,110)

Basic loss per share	$(0.09)	$(0.01)

Weighted average number of
common shares outstanding	1,121,000	1,121,000

See Notes to Financial Statements

 HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From August 26, 1998 (inception) through December 31, 2006

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Stock issued for cash on August 26,
1998 @ $0.001 per share	1,000,000	$100	$900	$-	$1,000

Stock issued from sale of private
placement (note 1) on February 17,
1999 @ $0.10 per share	121,000	12	12,088		12,100

Net loss, August 26, 1998 (inception)
through June 30, 1999				(5,628)	(5,628)

Balance, June 30, 1999	1,121,000	112	12,988	(5,628)	7,472

Net loss, June 30, 2000				(7,143)	(7,143)

Balance, June 30, 2000	1,121,000	112	12,988	(12,771)	329

Net loss, June 30, 2001				(2,176)	(2,176)

Balance, June 30, 2001	1,121,000	112	12,988	(14,947)	(1,847)

Net loss, June 30, 2002				(2,094)	(2,094)

Balance, June 30, 2002	1,121,000	112	12,988	(17,041)	(3,941)

Net loss, June 30, 2003				(3,697)	(3,697)

Balance, June 30, 2003	1,121,000	112	12,988	(20,738)	(7,638)

Contributed Capital			8,049		8,049

Contributed Capital			1,628		1,628

Net loss, June 30, 2004				(5,227)	(5,227)

Balance, June 30, 2004	1,121,000	112	22,665	(25,965)	(3,188)

Contributed Capital			7,500		7,500

Net loss, June 30, 2005				(10,862)	(10,862)

Balance, June 30, 2005	1,121,000	$112	$30,165	$(36,827)	$(6,550)

Contributed Capital			5,000		5,000

Net loss, June 30, 2006				(7,146)	(7,146)

Balance, June 30, 2006	1,121,000	112	35,165	$(43,973)	$(8,696)

Net loss, December 31, 2006				(101,137)	(101,137)

Balance, December 31, 2006	1,121,000	112	35,165	$(145,110)	$(109,833)

See Notes to Financial Statements

 HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows

			August 26, 1998
	(6 months)	(12 months)	(inception)
	Year Ended	Year Ended	through
	December 31,	June 30,	December 31,
	2006	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(101,137)	$(7,146)	$(145,110)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Amortization	-	-	351
(Increase) decrease in organization costs	-	-	(351)
Forgiveness of loan to officer	(10,363)		-
Changes in operating assets and liabilities:
Decrease (increase) in advance	-	-	-
Increase (decrease) in accounts payable	59,833	-	59,833

Net cash provided by (used in) operating activities	(51,667)	(7,146)	(85,277)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Incerease in loan payable	150,000	3,750	150,000
Proceeds from issuance of commons stock	-	-	112
Proceeds from issuance of paid in capital	-	5,000	35,165

Net cash provided by (used in) financing activities	150,000	8,750	185,277

Net increase (decrease) in cash	98,333	1,604	100,000

Cash at beginning of period	1,667	63	-

Cash at end of period	$100,000	$1,667	$100,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006 and June 30, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on August 26, 1998, under the laws of the State of Delaware, as Hornby International, Inc. The Company was engaged in the business of online proofreading and editing services, including copyediting, rewriting, format correction and copyrighting. After conducting minimal operations it was decided to discontinue operations as of July 2006 in conjunction with a change in control of the Company. As of November 2004, when the Company began its initial operations, and in accordance with SFAS # 7, the Company has been considered a development stage company.

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

As of December 31, 2006 and June 30, 2006 the Company had 1,121,000 shares of common stock outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has initially adopted a June 30, year-end, and changed its fiscal year end from June 30 to December 31 through unanimous consent of directors on February 8, 2007.

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

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006 and June 30, 2006

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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008.

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006 and June 30, 2006

f. Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $145,110 and $43,973 during the period from August 26, 1998 (inception) through December 31, 2006 and June 30, 2006, respectively. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has issued a Private Placement subscription of Rule 506, Regulation D stock of up to 2,750,000 shares at a sales price of $0.01 per share. However, there is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006 and June 30, 2006

The loan payable of $150,000 represents a loan from an officer. Currently there are no repayment terms nor is there interest being charged.

The loan payable balance of $10,363 as of June 30, 2006 represented a loan from an officer. This loan was forgiven during the quarter ended September 30, 2006. The Company recorded that as other income.

NOTE 6. INCOME TAXES

	As of December 31, 2006	As of June 30, 2006

Deferred tax assets:
Net operating loss carryforwards	$145,110	$43,973
Other	-0-	-0-
Gross deferred tax assets	21,766	6,596
Valuation allowance	(21,766)	(6,596)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2006 and June 30, 2006, the Company has a net operating loss carryforwards of approximately $145,110 and $43,973, respectively, which will expire twenty years from the date the loss was incurred.

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2006 and June 30, 2006:

•	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006 and June 30, 2006

•	Common stock, $0.0001 par value: 80,000,000 shares authorized; 1,121,000 shares issued and outstanding.

NOTE 9. PRIVATE PLACEMENT

In October 2006, the Company commenced a private offering of up to 2,750,000 shares of its common stock at a price of $0.01 per share. The offering is being made solely to accredited investors and is being made pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The offering proceeds are being held in escrow pending the closing of an acquisition. In the event an acquisition is not completed by April 1, 2007 the offering proceeds will be promptly returned to subscribers without interest or deduction. On March 21, 2007, aggregate proceeds of $27,500, representing subscription payments for all 2,750,000 shares offered, are being held in escrow.

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

In connection with the audit of the fiscal years ended June 30, 2005 and 2004 and during the subsequent interim period through August 8, 2006, Armando C. Ibarra, CPA did not advise us that:

•	internal controls necessary for us to develop reliable financial statements did not exist;

•
information had come to their attention that led them to no longer be able to rely on our management’s representations or made them unwilling to be associated with the financial statements prepared by our management;

•
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

•
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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of John Probandt, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective to insure that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of this period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, CONTROL PERSONS AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of April 17, 2007, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
John Probandt	President, Secretary, Treasure, Chief Executive and Financial Officer	52	July 7, 2006
Maureen Brogan	Director	43	August 26, 1998

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

John Probandt has served as our sole executive officer and as a director since July 7, 2006. Mr. Probandt has a varied business career spanning approximately 30 years. His work experience has included owning manufacturing concerns, real estate development, venture capital investments, producing movies and records, and money management. He is the co-founder and has been the Managing Director of Rising Star Holdings from 1999 to the present. Rising Star Holdings is an international investment company that creates and seeks to capitalize on opportunities that take advantage of synergies between the United States and Asia. Mr. Probandt is the owner of China Sea Holdings LLC, a company whose sole asset is its ownership of shares of our common stock, and Rising Star Investors, Inc.

Maureen Brogan has served as a director of ours since our inception and served as our sole executive officer from inception until July 7, 2006. From 2001 to the present she has worked as the copy manager and senior copywriter for TBWA / Chiat / Day, a Los Angeles, California based advertising agency. From 1995 through 2000 she held various positions with other advertising agencies.

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our entire board serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

With respect to the transition period covered by this report, John Probandt filed a Form 3 on a late basis and Maureen Brogan filed a Form 5 on a late basis. With respect to a prior period, Maureen Brogan filed a Form 3 on a late basis.

To our knowledge, based solely on a review of copies of such reports, no other persons required to file such reports failed to file required reports or failed to file reports in a timely fashion with respect to the transition period covered by this report.

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended December 31, 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2006 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2006 that received annual compensation during the fiscal year ended December 31, 2006 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Probandt, Chief Executive Officer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Maureen Brogan, Chief Executive Officer (2)	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

(1)
John Probandt has served as our sole officer and as a director since July 7, 2006. We do not have an employment agreement with Mr. Probandt and have not been paid any compensation to Mr. Probandt to date.

(2)
Maureen Brogan served as our chief executive officer from our inception until July 7, 2006. She has served as a director since our inception. Ms. Brogan received no compensation from us in her capacity as our chief executive officer during 2005 or 2006.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the six month transition period ended December 31, 2006 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 17, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage Ownership (1)
China Sea Holdings LLC (2) 1701 Broadway 255 Vancouver, WA 98663	1,000,000	89.2%

John Probandt 1701 Broadway 255 Vancouver, WA 98663	1,000,000	89.2%

Maureen Brogan 1701 Broadway 255 Vancouver, WA 98663	0	0%

All directors and executive officers as a group (2 persons)	1,000,000	89.2%

(1)	Based upon 1,121,000 shares issued and outstanding as at April 17, 2007.

(2)	The beneficial owner of China Sea Holdings, LLC.

(3)	John Probandt is the beneficial owner of 1,000,000 shares registered in the name of China Sea Holdings LLC.

Changes in Control

Effective July 7, 2006 China Sea Holdings LLC, a Nevada limited liability company (“China Sea”) purchased 1,000,000 shares of our common stock from Maureen Brogan for $300,000. The beneficial owner of China Sea Holdings LLC is John Probandt. Following such purchase, China Sea owned 1,000,000 of our 1,121,000 outstanding common shares representing approximately 89.2% of our outstanding common shares. China Sea paid for the share purchase from its working capital.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

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

We are not presently required to have independent directors. Neither of our present directors, John Probandt and Maureen Brogan are independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an inter-dealer quotation system which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 13.    EXHIBITS

Exhibits

The following Exhibits are being filed with this Report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	2.1	Certificate of Incorporation of Registrant filed August 26, 1998 (1)
3.2	2.2	By-Laws of Registrant. (1)
14		Code of Ethics(2)
21		List of Subsidiaries of Registrant(3)
31.1/31.2		Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and Financial Officer(3)
32.1/32.2		Rule 1350 Certification of Chief Executive and Financial Officer(3)

(1)
Filed with the Securities and Exchange Commission on April 3, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form 10-SB, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on September 25, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-QSB for the year ended June 30, 2006, which exhibit is incorporated herein by reference.

(3)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the six month transition period ended December 31, 2006 and during the fiscal years ended June 30, 2006 and 2005 are set forth in the table below:

Fee Category	Six Months ended December 31, 2006	Year ended June 30, 2006	Year ended June 30, 2005
Audit fees (1)	$3,700	$2,500	$2,000
Audit-related fees (2)	0	0	0
Tax fees (3)	0	0	0
All other fees (4)	0	0	0
Total fees	3,700	2,500	2,000

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consists of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2007 .	HORNBY INTERNATIONAL, INC

	By:	/s/ John Probandt
John Probandt,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John Probandt John Probandt	President, Treasurer Chief Executive Officer, Chief Financial and Accounting Officer	April 27, 2007

Board of Directors

/s/ John Probandt John Probandt	Director	April 27, 2007

/s/ Maureen Brogan Maureen Brogan	Director	April 27, 2007