Form 10QSB
period 2007-03-31
HORNBY INTERNATIONAL INC/CA
filed 2007-05-15
CIK 1079642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 0-50236

HORNBY INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4708001
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1701 Broadway 255, Vancouver, WA 07023
(Address of principal executive offices)

(775) 588-1575
(Registrant’s telephone number, including area code)

___________________________________________
(Former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of May 10, 2007, there were 1,121,000 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HORNBY INTERNATIONAL, INC.
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE
Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)	5

Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006 and for the period from August 26, 1998 (inception) through March 31, 2007	6

Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006 and for the period from August 26, 1998 (inception) through March 31, 2007	7

Notes to Financial Statements (unaudited)	8

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	As of March 31, 2007	As of December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash	$100,000	$100,000
Advance	-	-
Total Current Assets	100,000	100,000
TOTAL ASSETS	$100,000	$100,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Accounts payable and accrued expenses	$72,881	$59,833
Loan payable (a related party)	150,000	150,000
Total Current Liabilities	222,881	209,833
TOTAL LIABILITIES	222,881	209,833

Stockholders' Equity (Deficit)
Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 80,000,000
shares authorized; 1,121,000 shares issued and
outstanding as of March 31, 2007 and
December 31, 2006)	112	112
Paid-in capital	35,165	35,165
Deficit accumulated during development stage	(158,158)	(145,110)
Total Stockholders' Equity (Deficit)	(122,881)	(109,833)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$100,000	$100,000

See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations

	Unaudited
			August 26, 1998
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007
Revenues
Revenues	$-	$-	$200
Total Revenues	-	-	200
General & Administrative Expenses	13,048	4,736	168,721
Income from operations	(13,048)	(4,736)	(168,521)

Other income (expenses)
Forgiveness of loan	-	-	10,363
Total other income	-	-	10,363
Net Loss	$(13,048)	$(4,736)	$(158,158)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	1,121,000	1,121,000

See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows

	Unaudited
			August 26, 1998
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,048)	$(4,736)	$(158,158)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Amortization	-	-	351
(Increase) decrease in organization costs	-	-	(351)
Changes in operating assets and liabilities:
Increase (decrease) in loan payable	-	1,750	-
Increase (decrease) in accounts payable	13,048	-	72,881
Net cash provided by (used in) operating activities	-	(2,986)	(85,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Incerease in loan payable	-	-	150,000
Proceeds from issuance of commons stock	-	-	112
Proceeds from issuance of paid in capital	-	-	35,165
Net cash provided by (used in) financing activities	-	-	185,277
Net increase (decrease) in cash	-	(2,986)	100,000
Cash at beginning of period	100,000	3,100	-
Cash at end of period	$100,000	$114	$100,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007

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

On February 22, 1999 the Company completed a private placement of securities without registration under the Securities Act of 1933, as amended (The “Act”), in reliance upon the exemption from registration afforded by sections 4(2) of the securities Act. The Company sold 121,000 shares of common stock at a price of $0.10 per share for a total amount raised of $12,100.

As of March 31, 2007 and December 31, 2006 the Company had 1,121,000 shares of common stock outstanding.

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
As of March 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

c. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

d. Basic Earnings (Loss) per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective August 26, 1998 (inception).

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

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $158,158 during the period from August 26, 1998 (inception) through March 31, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has issued a Private Placement subscription of Rule 506, Regulation D stock of up to 2,750,000 shares at a sales price of $0.01 per share. However, there is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The loan payable of $150,000 represents a loan from an officer. Currently there are no repayment terms nor is there interest being charged.

NOTE 6. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2007:

•	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

•	Common stock, $0.0001 par value: 80,000,000 shares authorized; 1,121,000 shares issued and outstanding.

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007

NOTE 8. PRIVATE PLACEMENT

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

NOTE 9. FISCAL YEAR END

The Company changed its fiscal year end from June 30th to December 31st through unanimous consent of directors on February 8, 2007.

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

In its report dated March 21, 2007, our auditors, Chang G. Park, CPA expressed an opinion that there is substantial doubt about our availability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from August 26, 1998 (inception) to March 31, 2007, we recorded a net loss of $158,158. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of John Probandt, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

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

HORNBY INTERNATIONAL, INC.

Dated: May 11, 2007	By:	/s/ John Probandt
John Probandt
President, Chief Executive and
Accounting Officer