Form 10QSB
period 2007-06-30
HORNBY INTERNATIONAL INC/CA
filed 2007-08-16
CIK 1079642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

___________________________________________________________________
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

As of August 10, 2007, there were 1,121,000 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HORNBY INTERNATIONAL, INC.
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE
Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	5

Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006 and for the period from August 26, 1998 (inception) through June 30, 2007	6

Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006 and for the period from August 26, 1998 (inception) through June 30, 2007	7

Notes to Financial Statements (unaudited)	8

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	(Unaudited)
	As of	As of
	June 30,	December 31,
	2007	2006
Current Assets

Cash	$-	$100,000

Total Current Assets	-	100,000

TOTAL ASSETS	$-	$100,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued expenses	$69,147	$59,833
Loan payable (a related party)	150,000	150,000

Total Current Liabilities	219,147	209,833

TOTAL LIABILITIES	219,147	209,833

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	-	-

Common stock ($.0001 par value, 80,000,000 shares authorized; 1,121,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006)	112	112
Paid-in capital	35,165	35,165
Deficit accumulated during development stage	(254,424)	(145,110)

Total Stockholders' Equity (Deficit)	(219,147)	(109,833)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$100,000

See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations

	Unaudited
					August 26, 1998
	Six Months	Six Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Revenues

Revenues	$-	$-	$-	$-	$200

Total Revenues	-	-	-	-	200

General & Administrative Expenses	109,314	5,183	96,266	447	254,624

Income from operations	(109,314)	(5,183)	(96,266)	(447)	(254,424)

Other income (expenses)
Forgiveness of loan	-	-	-	-	-

Total other income	-	-	-	-	-

Net Loss	$(109,314)	$(5,183)	$(96,266)	$(447)	$(254,424)

Basic loss per share	$(0.10)	$(0.00)	$(0.09)	$(0.00)

Weighted average number of
common shares outstanding	1,121,000	1,121,000	1,121,000	1,121,000

See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows

	Unaudited
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	August 26, 1998 (inception) through June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(109,314)	$(5,183)	$(96,266)	$(447)	$(254,424)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Amortization	-	-			351
(Increase) decrease in organization costs	-	-			(351)
Forgiveness of loan to officer	-				-
Changes in operating assets and liabilities:
Decrease (increase) in advance			-		-
Increase (decrease) in accounts payable	9,314	-	(3,734)		69,147

Net cash provided by (used in) operating activities	(100,000)	(5,183)	(100,000)	(447)	(185,277)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-			-

CASH FLOWS FROM FINANCING ACTIVITIES

Incerease in loan payable	-	3,750		2,000	150,000
Proceeds from issuance of commons stock	-	-			112
Proceeds from issuance of paid in capital	-	-			35,165

Net cash provided by (used in) financing activities	-	3,750	-	2,000	185,277

Net increase (decrease) in cash	(100,000)	(1,433)	(100,000)	1,553	0

Cash at beginning of period	100,000	3,100	100,000	114	-

Cash at end of period	$0	$1,667	$-	$1,667	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-

See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2007 and 2006

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

As of June 30, 2007 and December 31, 2006 the Company had 1,121,000 shares of common stock outstanding.

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
As of June 30, 2007 and 2006

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

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2007 and 2006

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $254,424 and $43,973 during the period from August 26, 1998 (inception) through June, 2007 and 2006, respectively. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2007:

•	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

•	Common stock, $0.0001 par value: 80,000,000 shares authorized; 1,121,000 shares issued and outstanding.

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2007 and 2006

NOTE 8. PRIVATE PLACEMENT

On October 25, 2006 the Company began to offer 2,750,000 shares of its common stock for sale at a price of $0.01 per share. The offer was registered pursuant to Rule 506 of Regulation D of the Securities Act of 1933. To date, no shares have been sold.

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

In its report dated March 21, 2007, our auditors, Chang G. Park, CPA expressed an opinion that there is substantial doubt about our availability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from August 26, 1998 (inception) to June 30, 2007, we recorded a net loss of $254,424. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

HORNBY INTERNATIONAL, INC.

Dated: August 13, 2007	By:	/s/ John Probandt
John Probandt
President, Chief Executive and Accounting Officer