Form 10QSB
period 2007-09-30
HORNBY INTERNATIONAL INC/CA
filed 2007-11-19
CIK 1079642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, there were 1,121,000 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HORNBY INTERNATIONAL, INC.
SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1– FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	5

Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006 and for the period from August 26, 1998 (inception) through September 30, 2007	6

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006 and for the period from August 26, 1998 (inception) through September 30, 2007	7

Notes to Financial Statements (unaudited)	8

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	(Unaudited)
	As of	As of
	September 30,	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$-	$100,000
Total Current Assets	-	100,000

TOTAL ASSETS	$-	$100,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$80,392	$59,833
Loan payable (a related party)	150,000	150,000
Total Current Liabilities	230,392	209,833

TOTAL LIABILITIES	230,392	209,833

Stockholders' Equity (Deficit)
Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 80,000,000 shares authorized; 1,121,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006)	112	112
Paid-in capital	35,165	35,165
Deficit accumulated during development stage	(265,669)	(145,110)
Total Stockholders' Equity (Deficit)	(230,392)	(109,833)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$100,000
See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations

	Unaudited
					August 26, 1998
	Nine Months	Nine Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Revenues
Revenues	$-	$-	$-	$-	$200
Total Revenues	-	-	-	-	200

General & Administrative Expenses	120,559	12,263	11,245	7,080	265,869
Income from operations	(120,559)	(12,263)	(11,245)	(7,080)	(265,669)

Other income (expenses)
Forgiveness of loan	-	10,363	-	10,363	-
Total other income	-	10,363	-	10,363	-
Net Loss	$(120,559)	$(1,900)	$(11,245)	$3,283	$(265,669)

Basic loss per share	$(0.11)	$(0.00)	$(0.01)	$0.00

Weighted average number of common shares outstanding	1,121,000	1,121,000	1,121,000	1,121,000
See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows

	Unaudited
					August 26, 1998
	Nine Months	Nine Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(120,559)	$(1,900)	$(11,245)	$3,283	$(265,669)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	-	-			351
(Increase) decrease in organization costs	-	-			(351)
Forgiveness of loan to officer	-	(6,613)		(10,363)	-
Changes in operating assets and liabilities:
Decrease (increase) in advance		(44,587)	-	(44,587)	-
Increase (decrease) in accounts payable	20,559	-	11,245		80,392
Net cash provided by (used in) operating activities	(100,000)	(53,100)	(0)	(51,667)	(185,277)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-			-

CASH FLOWS FROM FINANCING ACTIVITIES

Incerease in loan payable	-	150,000		150,000	150,000
Proceeds from issuance of commons stock	-	-			112
Proceeds from issuance of paid in capital	-	-			35,165
Net cash provided by (used in) financing activities	-	150,000	-	150,000	185,277

Net increase (decrease) in cash	(100,000)	96,900	(0)	98,333	0

Cash at beginning of period	100,000	3,100	-	1,667	-

Cash at end of period	$0	$100,000	$(0)	$100,000	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-
See Notes to Financial Statements

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2007 and 2006

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

As of September 30, 2007 and December 31, 2006 the Company had 1,121,000 shares of common stock outstanding.

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
As of September 30, 2007 and 2006

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

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2007 and 2006

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $265,669 and $40,690 during the period from August 26, 1998 (inception) through September, 2007 and 2006, respectively. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2007:

•	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

•	Common stock, $0.0001 par value: 80,000,000 shares authorized; 1,121,000 shares issued and outstanding.

HORNBY INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2007 and 2006

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

In its report dated March 21, 2007, our auditors, Chang G. Park, CPA expressed an opinion that there is substantial doubt about our availability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from August 26, 1998 (inception) to September 30, 2007, we recorded a net loss of $265,669. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

PART II — OTHER INFORMATION

ITEM 4.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the period covered by this Report.

ITEM 5.	OTHER INFORMATION

Effective September 18, 2007 Maureen Brogan resigned as a director of ours. Her resignation was not the result of a disagreement with us on any matter related to our operations.

In October 2006 we commenced a private offering of up to 2,750,000 shares of our common stock at a price of $0.01 per share. The offering is being made solely to accredited investors and is being made pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. Presently, aggregate proceeds of $27,500, representing subscription payments for all 2,750,000 shares offered, are being held in escrow, including a $14,999 subscription by Rising Star Investors, Inc., an entity beneficially owned by John Probandt. The offering proceeds were to be returned to subscribers in the event an acquisition was not completed by us by October 1, 2007. We did not complete an acquisition but are in discussions with subscribers regarding an extension of time by which we must complete an acquisition, the release of subscription proceeds to us without regard to our completion of an acquisition, or the return of subscription proceeds to subscribers.

ITEM 6.	EXHIBITS

(a)	Exhibits.

	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBY INTERNATIONAL, INC.

Dated: November 16, 2007	By:	/s/ John Probandt
John Probandt
President, Chief Executive and
Accounting Officer